Form 10-Q
period 1998-06-30
RESORT AT SUMMERLIN L P; RESORT AT SUMMERLIN INC
filed 1998-08-14
CIK 1058870, 1058872

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number 333-49691

                  THE RESORT AT SUMMERLIN, LIMITED PARTNERSHIP
                          THE RESORT AT SUMMERLIN, INC.

--------------------------------------------------------------------------------
           (Exact name of registrants as specified in their charters)

           Nevada                                       86-0857506
           Nevada                                       86-0857505
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

             1160 Town Center Drive, Suite 200, Las Vegas, NV 89134

--------------------------------------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (702) 869-7000

--------------------------------------------------------------------------------
              (Registrants' telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

           Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes      No  X
   -----   -----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 BALANCE SHEETS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                JUNE 30, 1998
                                                           --------------------------------------------------------
                                                                                                      CONSOLIDATED
                                                              RAS INC.             RAS L.P.             RAS INC.
                                                           --------------       -------------        --------------
ASSETS
Current assets:
          Cash and cash equivalents ................       $       1,268        $  60,102,696        $  60,103,964
          Investments ..............................                --             87,508,503           87,508,503
          Interest receivable ......................                --                217,367              217,367
          Related party receivable .................               2,700                 --                  2,700
                                                           -------------        -------------        -------------
Total current assets ...............................               3,968          147,828,566          147,832,534
Property and equipment:
          Land .....................................                --             16,628,459           16,628,459
          Construction in progress .................                --             45,547,671           45,547,671
          Furniture, fixtures and equipment ........                --              1,688,330            1,688,330
                                                           -------------        -------------        -------------
                                                                    --             63,864,460           63,864,460
          Accumulated depreciation .................                --               (252,938)            (252,938)
                                                           -------------        -------------        -------------
                                                                    --             63,611,522           63,611,522
Restricted assets ..................................                --             12,400,000           12,400,000
Debt issuance costs ................................                --             11,996,582           11,996,582
Investment in The Resort at Summerlin, L.P. ........             592,546                 --                   --
Licensing costs and other intangible assets ........                --                138,333              138,333
Preopening costs ...................................                --              7,019,810            7,019,810
                                                           -------------        -------------        -------------
Total assets .......................................       $     596,514        $ 242,994,813        $ 242,998,781
                                                           =============        =============        =============

LIABILITIES
Current liabilities:
          Accounts payable .........................       $        --          $     278,213        $     278,213
          Construction and preopening payables .....                --             12,500,191           12,500,191
          Related party payable ....................               1,010               28,280               29,290
          Interest payable .........................                --              1,940,413            1,940,413
                                                           -------------        -------------        -------------
Total current liabilities ..........................               1,010           14,747,097           14,748,107
Long-term debt, net of discount ....................                --            160,203,280          160,203,280
Warrants redeemable for partnership interests ......                --             10,484,565           10,484,565
                                                           -------------        -------------        -------------
Total liabilities ..................................               1,010          185,434,942          185,435,952

STOCKHOLDER'S EQUITY AND PARTNERSHIP INTERESTS
Common stock, no par value, 2,500 shares
          authorized, 1,000 shares issued ..........             682,500                 --                682,500
General partner interest ...........................                --                675,000                 --
Limited partners' interests ........................                --             65,130,283           56,967,325
Deficit accumulated during development stage .......             (86,996)          (8,245,412)             (86,996)
                                                           -------------        -------------        -------------
Total stockholder's equity and partnership interests             595,504           57,559,871           57,562,829
                                                           -------------        -------------        -------------
Total liabilities, stockholder's equity and
          partnership interests ....................       $     596,514        $ 242,994,813        $ 242,998,781
                                                           =============        =============        =============

                             See accompanying notes.

                                 BALANCE SHEETS
                          (DEVELOPMENT STAGE COMPANIES)

                                                                              DECEMBER 31, 1997
                                                           -------------------------------------------------------
                                                                                                     CONSOLIDATED
                                                             RAS INC.             RAS L.P.             RAS INC.
                                                           -------------        -------------        -------------
ASSETS
Current assets:
          Cash and cash equivalents ................       $       3,968        $ 175,487,660        $ 175,491,628
          Interest receivable ......................                --                 24,167               24,167
                                                           -------------        -------------        -------------
Total current assets ...............................               3,968          175,511,827          175,515,795
Property and equipment:
          Land .....................................                --             16,628,459           16,628,459
          Construction in progress .................                --              3,782,333            3,782,333
          Furniture, fixtures and equipment ........                --                573,000              573,000
                                                           -------------        -------------        -------------
                                                                    --             20,983,792           20,983,792
          Accumulated depreciation .................                --               (112,680)            (112,680)
                                                           -------------        -------------        -------------
                                                                    --             20,871,112           20,871,112
Restricted assets ..................................                --             12,400,000           12,400,000
Debt issuance costs ................................                --             12,561,721           12,561,721
Investment in The Resort at Summerlin, L.P. ........             668,012                 --                   --
Licensing costs and other intangible assets ........                --                 50,000               50,000
Preopening costs ...................................                --              4,838,812            4,838,812
                                                           -------------        -------------        -------------
Total assets .......................................       $     671,980        $ 226,233,472        $ 226,237,440
                                                           =============        =============        =============

LIABILITIES
Current liabilities:
          Accounts payable .........................       $        --          $     158,471        $     158,471
          Construction and preopening payables .....                --                619,373              619,373
          Related party payable ....................               1,010              348,459              349,469
                                                           -------------        -------------        -------------
Total current liabilities ..........................               1,010            1,126,303            1,127,313
Long-term debt, net of discount ....................                --            154,131,067          154,131,067
Warrants redeemable for partnership interests ......                --              5,869,565            5,869,565
                                                           -------------        -------------        -------------
Total liabilities ..................................               1,010          161,126,935          161,127,945
Limited partners' interests ........................                --                   --             64,438,525

STOCKHOLDER'S EQUITY AND PARTNERSHIP INTERESTS
Common stock, no par value, 2,500 shares
          authorized, 1,000 shares issued ..........             682,500                 --                682,500
General partner interest ...........................                --                675,000                 --
Limited partners' interests ........................                --             65,130,283                 --
Deficit accumulated during development stage .......             (11,530)            (698,746)             (11,530)
                                                           -------------        -------------        -------------
Total stockholder's equity and partnership interests             670,970           65,106,537              670,970
                                                           -------------        -------------        -------------
Total liabilities, stockholder's equity and
          partnership interests ....................       $     671,980        $ 226,233,472        $ 226,237,440
                                                           =============        =============        =============

                             See accompanying notes.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                             QUARTER ENDED JUNE 30, 1998
                                                                --------------------------------------------------
                                                                                                      CONSOLIDATED
                                                                 RAS INC.            RAS L.P.           RAS INC.
                                                                -----------        -----------        ------------

Revenues ................................................       $      --          $      --          $      --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P.            39,640               --                 --
          General and administrative ....................              --              134,079            134,079
          Depreciation and amortization .................              --              535,640            535,640
                                                                -----------        -----------        -----------
                                                                     39,640            669,719            669,719

Other income (expense):
          Interest income ...............................              --            2,178,304          2,178,304
          Interest expense ..............................              --           (5,472,622)        (5,472,622)
                                                                -----------        -----------        -----------
                                                                       --           (3,294,318)        (3,294,318)
                                                                -----------        -----------        -----------
Loss before limited partners' interest ..................           (39,640)        (3,964,037)        (3,964,037)

Limited partners' interest ..............................              --                 --            3,924,397
                                                                -----------        -----------        -----------
Net loss ................................................       $   (39,640)       $(3,964,037)       $   (39,640)
                                                                ===========        ===========        ===========







                             See accompanying notes.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                          QUARTER ENDED JUNE 30, 1997
                                                                ----------------------------------------------
                                                                                                  CONSOLIDATED
                                                                RAS INC.          RAS L.P.          RAS INC.
                                                                ---------        ----------       ------------

Revenues ................................................       $    --          $    --           $    --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P.           1,006             --                --
          General and administrative ....................            --            100,633           100,633
                                                                ---------        ---------         ---------
                                                                    1,006          100,633           100,633

Loss before limited partners' interest ..................          (1,006)        (100,633)         (100,633)

Limited partners' interest ..............................            --               --              99,627
                                                                ---------        ---------         ---------
Net loss ................................................       $  (1,006)       $(100,633)        $  (1,006)
                                                                =========        =========         =========








                             See accompanying notes.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30, 1998
                                                                ------------------------------------------------------
                                                                                                         CONSOLIDATED
                                                                   RAS INC.              RAS L.P.          RAS INC.
                                                                -------------       --------------      --------------


Revenues ................................................       $       --          $       --           $       --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P.             75,466                --                   --
          General and administrative ....................               --               287,483              287,483
          Depreciation and amortization .................               --             1,055,164            1,055,164
                                                                ------------        ------------         ------------
                                                                      75,466           1,342,647            1,342,647

Other income (expense):
          Interest income ...............................               --             4,749,952            4,749,952
          Interest expense ..............................               --           (10,953,971)         (10,953,971)
                                                                ------------        ------------         ------------
                                                                        --            (6,204,019)          (6,204,019)
                                                                ------------        ------------         ------------

Loss before limited partners' interest ..................            (75,466)         (7,546,666)          (7,546,666)

Limited partners' interest ..............................               --                  --              7,471,200
                                                                ------------        ------------         ------------
Net loss ................................................       $    (75,466)       $ (7,546,666)        $    (75,466)
                                                                ============        ============         ============








                             See accompanying notes.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30, 1997
                                                                --------------------------------------------
                                                                                                CONSOLIDATED
                                                                RAS INC.         RAS L.P.         RAS INC.
                                                                ---------       ---------       ------------


Revenues ................................................       $    --         $    --          $    --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P.           1,034            --               --
          General and administrative ....................            --           103,434          103,434
                                                                ---------       ---------        ---------
                                                                    1,034         103,434          103,434

Loss before limited partners' interest ..................           1,034         103,434          103,434

Limited partners' interest ..............................            --              --           (102,400)
                                                                ---------       ---------        ---------
Net loss ................................................       $   1,034       $ 103,434        $   1,034
                                                                =========       =========        =========










                             See accompanying notes.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                    PERIOD FROM INCEPTION THROUGH JUNE 30, 1998
                                                                ----------------------------------------------------
                                                                                                        CONSOLIDATED
                                                                  RAS INC.            RAS L.P.            RAS INC.
                                                                ------------        ------------        ------------


Revenues ................................................       $       --          $       --          $       --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P.             82,454                --                  --
          General and administrative ....................              4,542             865,826             870,368
          Depreciation and amortization .................               --             1,168,476           1,168,476
                                                                ------------        ------------        ------------
                                                                      86,996           2,034,302           2,038,844

Other income (expense):
          Interest income ...............................               --             4,791,207           4,791,207
          Interest expense ..............................               --           (11,002,317)        (11,002,317)
                                                                ------------        ------------        ------------
                                                                        --            (6,211,110)         (6,211,110)
                                                                ------------        ------------        ------------

Loss before limited partners' interest ..................            (86,996)         (8,245,412)         (8,249,954)

Limited partners' interest ..............................               --                  --             8,162,958
                                                                ------------        ------------        ------------
Net loss ................................................       $    (86,996)       $ (8,245,412)       $    (86,996)
                                                                ============        ============        ============












                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30, 1998
                                                            -------------------------------------------------------
                                                                                                      CONSOLIDATED
                                                              RAS INC.             RAS L.P.             RAS INC.
                                                            -------------        -------------        -------------
OPERATING ACTIVITIES
Net loss ............................................            ($75,466)         ($7,546,666)            ($75,466)
Adjustments to reconcile net loss to net cash provided
          by (used in) operating activities:
          Depreciation and amortization .............                --              1,055,164            1,055,164
          Non-cash interest expense for warrant
               put options ..........................                --              4,615,000            4,615,000
          Interest capitalized to construction
               in progress...........................                --             (3,245,810)          (3,245,810)
          Interest paid by issuance of Senior
                Subordinated Notes ..................                                5,955,000            5,955,000
          Equity in loss of The Resort at
                Summerlin, L.P.......................              75,466                 --                   --
          Limited partners' interest ................                --                   --             (7,471,200)
          Changes in operating assets and liabilities
               Related party receivable .............              (2,700)                --                 (2,700)
               Interest payable .....................                --              1,885,135            1,885,135
               Interest receivable ..................                --              (193,200)             (193,200)
                                                            -------------        -------------        -------------
Net cash provided by (used in) operating activities .              (2,700)           2,524,623            2,521,923

INVESTING ACTIVITIES
Capital expenditures ................................                --            (39,634,858)         (39,634,858)
Preopening costs ....................................                --             (2,180,997)          (2,180,997)
Increase in construction and preopening payables ....                --             11,753,199           11,753,199
Purchases of investments ............................                --            (87,508,503)         (87,508,503)
Investment in licensing costs and other intangible
          assets ....................................                --                (88,333)             (88,333)
                                                            -------------        -------------        -------------
Net cash used in investing activities ...............                --           (117,659,492)        (117,659,492)

FINANCING ACTIVITIES
Debt issuance costs .................................                --               (250,095)            (250,095)
                                                            -------------        -------------        -------------
Net cash used in financing activities ...............                --               (250,095)            (250,095)
                                                            -------------        -------------        -------------

Net change in cash and cash equivalents .............              (2,700)        (115,384,964)        (115,387,664)
Cash and cash equivalents at beginning of period ....               3,968          175,487,660          175,491,628
                                                            -------------        -------------        -------------
Cash and cash equivalents at end of period ..........       $       1,268        $  60,102,696        $  60,103,964
                                                            =============        =============        =============






                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30, 1997
                                                           --------------------------------------------------
                                                                                                 CONSOLIDATED
                                                             RAS INC.           RAS L.P.           RAS INC.
                                                           -----------        -----------        ------------
OPERATING ACTIVITIES
Net loss ............................................          ($1,034)         ($103,434)           ($1,034)
Adjustments to reconcile net loss to net cash used
          in operating activities:
          Equity in loss of The Resort at
          Summerlin, L.P.............................            1,034               --                 --
          Limited partners' interest ................             --                 --             (102,400)
                                                           -----------        -----------        -----------
Net cash used in operating activities ...............             --             (103,434)          (103,434)

INVESTING ACTIVITIES
Capital expenditures ................................             --             (333,512)          (333,512)
Increase in construction and preopening payables ....             --           (1,126,002)        (1,126,002)
                                                           -----------        -----------        -----------
Net cash used in investing activities ...............             --           (1,459,514)        (1,459,514)

FINANCING ACTIVITIES
Capital contribution from limited partners ..........             --            1,926,473          1,926,473
Debt issuance costs .................................             --             (185,600)          (185,600)
                                                           -----------        -----------        -----------
Net cash provided by financing activities ...........             --            1,740,873          1,740,873
                                                           -----------        -----------        -----------

Net change in cash and cash equivalents .............             --              177,925            177,925
Cash and cash equivalents at beginning of period ....             --
                                                           -----------        -----------        -----------
Cash and cash equivalents at end of period ..........      $      --          $   177,925        $   177,925
                                                           ===========        ===========        ===========







                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                  PERIOD FROM INCEPTION THROUGH JUNE 30, 1998
                                                            --------------------------------------------------------
                                                                                                      CONSOLIDATED
                                                              RAS INC.             RAS L.P.             RAS INC.
                                                            -------------        -------------        --------------
OPERATING ACTIVITIES
Net loss ............................................            ($86,996)         ($8,245,412)            ($86,996)
Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation and amortization .............                --              1,168,476            1,168,476
          Non-cash interest expense for warrant
               put options ..........................                --              4,615,000            4,615,000
          Equity in loss of The Resort at
               Summerlin, L.P........................              82,454                 --                   --
          Interest capitalized to construction
                in progess...........................                --             (3,252,742)          (3,252,742)
          Interest paid by issuance of Senior
              Subordinated Notes ....................                --              5,955,000            5,955,000
          Limited partners' interest ................                --                   --             (8,162,958)
          Changes in operating assets and liabilities
               Related party receivable .............              (2,700)                --                 (2,700)
               Accounts payable .....................               1,010                 --                  1,010
               Interest payable .....................                --              1,940,413            1,940,413
               Interest receivable ..................                --               (217,367)            (217,367)
                                                            -------------        -------------        -------------
Net cash provided by (used in) operating activities .              (6,232)           1,963,368            1,957,136

INVESTING ACTIVITIES
Capital expenditures ................................                --            (60,611,720)         (60,611,720)
Preopening costs ....................................                --             (4,369,373)          (4,369,373)
Increase in construction and preopening payables ....                --             12,824,226           12,824,226
Purchases of investments ............................                --            (87,508,503)         (87,508,503)
Investment in The Resort at Summerlin, L.P. .........            (675,000)                --                   --
Investment in licensing costs and other intangible
          assets ....................................                --               (138,333)            (138,333)
Investment in option fee ............................                --             (1,181,212)          (1,181,212)
                                                            -------------        -------------        -------------
Net cash used in investing activities ...............            (675,000)        (140,984,915)        (140,984,915)

FINANCING ACTIVITIES
Capital contributions ...............................             682,500                 --                682,500
Capital contribution from RAS Inc. ..................                --                675,000                 --
Capital contribution from limited partners ..........                --             63,661,059           63,661,059
Issuance of first mortgage notes ....................                --             60,000,000           60,000,000
Purchases of restricted investments .................                --            (12,400,000)         (12,400,000)
Issuance of senior subordinated notes ...............                --            100,000,000          100,000,000
Debt issuance costs .................................                --            (12,811,816)         (12,811,816)
                                                            -------------        -------------        -------------
Net cash provided by financing activities ...........             682,500          199,124,243          199,131,743
                                                            -------------        -------------        -------------

Net change in cash and cash equivalents .............               1,268           60,102,696           60,103,964
Cash and cash equivalents at beginning of period ....                --                   --                   --
                                                            -------------        -------------        -------------
Cash and cash equivalents at end of period ..........              $1,268        $  60,102,696        $  60,103,964
                                                            =============        =============        =============
SUPPLEMENTAL INFORMATION
Preopening costs incurred and paid by affiliate on
          behalf of The Resort at Summerlin, L.P. ...                            $   2,650,436        $   2,650,436
Distribution of non-cash asset ......................                                1,181,202            1,181,202

                             See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Resort at Summerlin, Limited Partnership ("RAS L.P.") is majority owned by Swiss Casinos of America, Inc., formerly known as Seven Circle Gaming Corporation ("SCA"). RAS L.P. was formed on August 15, 1996 for the purpose of acquiring land and developing a resort casino in the Summerlin master planned community in Las Vegas, Nevada ("Summerlin"). The Resort at Summerlin, Inc. ("RAS Inc.") is a wholly owned subsidiary of SCA and serves as general partner of RAS L.P. The ownership percentages in RAS L.P. of RAS Inc., SCA and unaffiliated investors are 1.00%, 91.26% and 7.74%, respectively. RAS L.P. allocates earnings and losses to the partners in accordance with these percentages.

RAS L.P. purchased 54.5 acres of land located in Summerlin on which it is developing and plans to operate a resort facility (the "Resort Casino"), to include a casino, hotel, conference center, spa, restaurants, and retail center. The land is zoned for gaming, and the Las Vegas City Council has granted the special use permit required to develop the Resort Casino. On June 30, 1998, RAS L.P. and RAS Inc. (collectively the "Companies") filed applications with the Nevada State Gaming Control Board for a nonrestricted gaming license to operate the Resort Casino. A comprehensive discussion of Nevada gaming law pertinent to the aforementioned application as well as to the Mortgage Notes (as hereinafter defined), Senior Subordinated Notes (as hereinafter defined) and Note Warrants (as hereinafter defined) appears in the Companies' Form S-4 Registration Statement, declared effective by the Securities and Exchange Commission on June 29, 1998 (the "Registration Statement").

The Companies are development stage companies as they are devoting substantially all of their efforts to develop the Resort Casino. The Companies have no current source of income and do not anticipate any material income until such time as the Resort Casino is operational. The Resort Casino is expected to open for business in the second quarter of 1999.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the Companies' December 31, 1997 audited consolidated financial statements and should be read in conjunction with the Notes to Consolidated Financial Statements which appear in that report. The Companies' December 31, 1997 audited consolidated financial statements are contained in the Registration Statement. The Consolidated Balance Sheet as of December 31, 1997 contained herein was derived from audited financial statements, but does not include all disclosures included in the December 31, 1997 audited consolidated financial statements and applicable under generally accepted accounting principles.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results for the 1998 interim periods reported upon are not necessarily indicative of expected results for the full year.

As prescribed by Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, RAS Inc.'s indirect ownership in RAS L.P. through SCA and its direct 1% general partnership investment constitutes a controlling interest and is therefore considered a subsidiary requiring consolidation in the financial statements of RAS Inc. RAS Inc.'s sole business activity at this time is its 1% general partnership interest in RAS L.P. The consolidated RAS Inc. financial statements include the following adjusting entries:

       -   Elimination of RAS Inc.'s investment in RAS L.P.
       - Reclassification of the 99% limited partnership interests in RAS L.P. to minority interest within the balance sheet.
       - Allocation of the 99% minority interest in the net losses of RAS L.P. and the elimination of RAS Inc. equity interest in the losses of RAS L.P.

2. LONG-TERM DEBT

On June 29, 1998, the Securities and Exchange Commission declared the Registration Statement effective, and the Companies initiated an exchange offer to the holders of the Companies' outstanding Series A 13% Senior Subordinated PIK Notes due 2007 (the "Series A Senior Subordinated Notes"), enabling each holder to exchange Series A Senior Subordinated Notes for the Companies' Series B 13% Senior Subordinated PIK Notes Due 2007 (the "Series B Senior Subordinated Notes" and collectively with the Series A Senior Subordinated Notes, the "Senior Subordinated Notes"). The exchange offer expired on July 29, 1998, at which time all Series A Senior Subordinated Notes were exchanged.

Long-term debt is comprised of the following:

First Mortgage Notes due 2004                                   $ 60,000,000

Senior Subordinated Pay-in-Kind Notes due 2007                   105,955,000
   Original issue discount                                        (5,751,720)
                                                                ------------
                                                                 100,203,280
                                                                ------------

Total long-term debt                                            $160,203,280
                                                                ============

On December 31, 1997, the Companies issued, as joint and several obligors, $100.0 million of First Mortgage Notes due March 31, 2004 (the "Mortgage Notes") of which $60.0 million was drawn at closing and $100.0 million of Senior Subordinated Notes. The Mortgage Notes Credit Agreement dated December 30, 1997 (the "Credit Agreement") and the Senior Subordinated Notes Indenture dated December 31, 1997 (the "Indenture") contain various covenants and restrictions as more fully described below.

MORTGAGE NOTES

Prior to the opening of the Resort Casino, at the option of the Companies, interest on the Mortgage Notes will accrue at the London Interbank Offered Rate ("LIBOR") for one or three month periods plus 4.0% or at the Base Rate (higher of Federal Reserve prime rate or federal funds rate plus 0.5%) plus 3.0%. The interest rate was established at 11.5% on December 31, 1997 and subsequently adjusted to 9.7% in January 1998. Interest is payable on the last business day of each calendar quarter for Base Rate tranches and at the end of the applicable interest period but no less frequently than quarterly for LIBOR tranches. Subsequent to the opening of the Resort Casino, the percentage above LIBOR or the base rate reference rates will decrease based on the leverage of RAS L.P. The $40.0 million of unissued Mortgage Notes can be drawn in increments of at least $10.0 million each, on one or more quarter ends from September 30, 1998 through March 31, 1999.

The Mortgage Notes are secured by a first perfected security interest in all assets of the Companies, including all real and personal property, intangibles and furniture, fixtures and equipment. In addition, $12.4 million was deposited in an interest escrow account for the benefit of the Mortgage Notes holders, which will support the interest payment obligations during the five fiscal quarters following the opening of the Resort Casino (the "Commencement Date"). This amount has been reflected as restricted assets on the accompanying balance sheets.

Prior to the conclusion of construction, the Companies anticipate drawing the full amount of the Mortgage Notes. Scheduled maturities of the Mortgage Notes will be as follows (in millions):

               1998                            $   -
               1999                                -
               2000                               12.5
               2001                               14.5
               2002                               19.0
               Thereafter                         54.0
                                               -------
                                                $100.0
                                               =======

An additional principal payment equal to 75% of the first $15.0 million of excess cash flow, as defined in the Credit Agreement, and 25% of the excess cash flow above $15.0 million is due annually.

The Credit Agreement contains certain covenants including those restricting additional indebtedness, liens, change of business, sale and purchase of assets, mergers and consolidations, investments thereafter with affiliates and financial covenants. At June 30, 1998, management believes the Companies are in compliance with all covenants.

SENIOR SUBORDINATED NOTES

On December 31, 1997, the Companies issued 100,000 units consisting of $1,000 principal amount of Series A Senior Subordinated Notes and a warrant to purchase one share of common stock (a "Corporate Warrant") in RAS Warrant Co. ("Warrant Co."), which may be exchanged for a warrant to purchase one limited partnership interest representing 0.00008% of the total partnership interest in the RAS L.P. (an "L.P. Warrant," and collectively with the Corporate Warrants, the "Note Warrants") at the purchaser's election. Warrant Co. is a wholly owned subsidiary of SCA and at June 30, 1998 Warrant Co. has one share of common stock outstanding from a total of 100,001 authorized shares (see "Warrants" below). The Senior Subordinated Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Companies, as defined in the Indenture, including the Mortgage Notes.

Interest at the rate of 13% per annum of the principal is due semiannually each June 15 and December 15 payable either in cash or in additional Senior Subordinated Notes at the option of RAS L.P. through June 1999, and thereafter is payable in cash. In addition to the 13% coupon rate on the Senior Subordinated Notes, RAS L.P. accrues additional interest expense of 9.2% for a total of 22.2% (see "Warrants" below). On June 15, 1998, RAS L.P. issued additional Senior Subordinated Notes totaling $5,955,000 in payment of interest due.

On or after December 15, 2002, the Senior Subordinated Notes may be redeemed at the Companies' option in whole or in part at face value plus accrued and unpaid interest at the time of redemption. In addition, at any time prior to December 15, 2000, the Companies may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the cash proceeds received from one or more public equity offerings at a redemption price equal to 113% of the principal amount, provided that at least $65.0 million of the original principal amount of the Senior Subordinated Notes remains outstanding immediately after the redemption.

The Indenture limits the incurrence of additional indebtedness, the payment of dividends on and the redemption of certain subordinated obligations, investments, sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of all or substantially all the assets of the Companies. At June 30, 1998, management believes the Companies are in compliance with all covenants.

WARRANTS

Each L.P. Warrant entitles the holder to acquire through December 15, 2007, one L.P. Partnership Interest representing 0.00008% of the total partnership interest in RAS L.P. at a price per L.P. Warrant of $0.01, subject to the provisions of the partnership agreement and adjustments from time to time upon the occurrence of certain changes in the terms of the partnership interests, distributions, and certain issuances of options or convertible securities. Holders of L.P. Warrants do not by virtue of being such holders have any rights as limited partners of RAS L.P. As of June 30, 1998, there were 100,000 outstanding L.P. Warrants, all of which were held by Warrant Co.

Each Corporate Warrant entitles the holder to acquire through December 15, 2007, one share of common stock of Warrant Co. at a price of $0.01 per share, subject to certain adjustments from time to time upon the occurrence of certain changes in the Common Stock of Warrant Co. Upon the exercise of a Corporate Warrant, Warrant Co. will exercise an L.P. Warrant in RAS L.P. entitling it to the ownership percentage in RAS L.P. discussed above. Holders of Corporate Warrants will not, by virtue of being such holders, have any rights as stockholders of Warrant Co. As of June 30, 1998, there were 100,000 outstanding Corporate Warrants.

In the event that any existing limited partner proposes to sell or otherwise transfer at least 15% of the total partnership interests in RAS L.P. (each an "L.P. Partnership Interest"), the holders of the Note Warrants and L.P. Partnership Interests shall have the right to require such existing limited partner to cause the proposed purchaser to purchase, on the same terms and conditions, a percentage of the number of Note Warrants and the L.P. Partnership Interests owned by each such holder.

In the event that any existing limited partner proposes to sell or transfer any L.P. Partnership Interests in RAS L.P. aggregating 51% or more of the total L.P. Partnership Interests, the existing Limited Partner shall have the right to require the holders of the Note Warrants and L.P. Partnership Interests to sell on the same terms and conditions from each of them a percentage of the number of Note Warrants and L.P. Partnership Interests owned by each such holder.

If RAS L.P. has not completed an initial public equity offering of at least $50.0 million of gross proceeds with respect to the L.P. Partnership Interests on or before December 31, 2005, each holder of the Note Warrants will have, for a 30-day period beginning on April 15, 2006, or if the Mortgage Notes are prepaid prior to their maturity date, beginning on April 15, 2003, the one-time right to require RAS L.P. to purchase the Note Warrants at the takeout price, described below. RAS L.P. will have a one-time right, for a 30-day period beginning on October 15, 2006, or if the Mortgage Notes are prepaid prior to their maturity date, beginning on October 15, 2003, to purchase the Note Warrants on a pro rata basis, for a purchase price equal to the takeout price. The takeout price is defined as the greater of:

        - the value of the Note Warrants as determined by a formula based on eight times earnings before interest, taxes, depreciation and amortization ("EBITDA") for the fiscal year ending December 31, 2005, or if the Mortgage Notes are prepaid, for the fiscal year ending December 31, 2003; or
        - the value of the Note Warrants as determined by a formula based on eight times the average EBITDA for each of the fiscal years ending December 31, 2003, 2004, and 2005, or if the Mortgage Notes are prepaid, December 31, 2001, 2002, and 2003; or
        - an amount necessary to cause the Senior Subordinated Notes and the Note Warrants to create a bond equivalent internal rate of return of 20.0% from the issue date to the date of purchase.

RAS L.P. records interest expense at a total rate of 22.2% to account for the put option. Interest in excess of the stated Senior Subordinated Notes coupon rate is credited to warrant liability and will be settled either in the terms above or upon the exercise of the warrants.

LEASE FINANCING AND UNSECURED DEBT

Under the terms of the Credit Agreement and the Indenture, RAS L.P. may obtain additional sources of liquidity, if necessary, including (i) up to $15.0 million of capital lease financing for furniture, fixtures and equipment, (ii) up to $5.0 million of unsecured debt and (iii) operating lease financing.

On August 6, 1998, RAS L.P. executed a lease commitment with a lease financing company for the following credit facilities:

       -   Capital lease facility for up to approximately $15.0 million;
       -   Operating lease facility for up to approximately $13.1 million; and
       -   Unsecured credit facility for $5.0 million.

The capital lease facility can be used to finance various furniture, fixtures and equipment acceptable to the leasing company. The term of the lease is for 48 months at an anticipated interest rate of 11.2%. Maximum annual lease payments, including principal and interest, will be approximately $4.7 million. Upon expiration of the lease term, RAS L.P. will purchase the equipment for $1.

The operating lease facility can be used to lease new gaming devices, related systems, vehicles and equipment acceptable to the leasing company. The term of the lease is for 48 months at an anticipated imputed interest rate of 10.9%. Maximum annual payments under the operating lease will be approximately $3.5 million. Upon expiration of the initial lease term, RAS L.P. will be granted an option to (i) purchase all but not less than all of the equipment, by equipment category, at fair market value as determined by an independent appraiser, (ii) renew the lease term for 12 months or (iii) return the equipment to the leasing company.

The unsecured credit facility will be available for 12 months beginning March 1, 1999. RAS L.P. must give 45 days notice for each draw, which must be a minimum of $1.0 million and a maximum of $2.0 million. RAS L.P. must pay 2% of each draw as a credit facility, legal and syndication fee at the time of closing each draw. Each loan will include a 2% original issue discount and be converted to a 24-month term note fully amortizing at an interest rate of 13%.

A commitment fee totaling $140,500 was paid on execution of the lease commitment. The fee will be applied to the leasing company's transaction costs at closing, and any balance will be applied to the security deposit of the leases.

To date, the Companies have not utilized any of the above facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the information contained in the financial statements, including the notes thereto included in this report. The following discussion includes forward-looking statements that involve certain risks and uncertainties.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain "forward-looking statements" which represent the Companies' expectations or beliefs, including, but not limited to, statements concerning industry performance and the Companies' operations, performance, financial condition, plans, growth and strategies. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, including, but not limited to, those relating to development and construction activities, market fluctuations, gaming, liquor and other regulatory matters, taxation, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or international economic conditions, changes in federal and state laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Certain of these risks and uncertainties are beyond the Companies' control, and actual results may differ materially depending on a variety of important factors, including those described in this Form 10-Q.

DEVELOPMENT ACTIVITIES

RAS L.P. is constructing, and will own and operate, the Resort Casino, which is expected to include two luxury five-star hotel facilities, a casino, a spa and fitness center, and a retail, meeting and entertainment complex in Las Vegas, Nevada. The Resort Casino is expected to commence operations in the second quarter of 1999. Construction of the Resort Casino began in January 1998.

Construction projects of this nature entail significant risks, and the anticipated costs and construction schedule are based upon budgets, conceptual design documents and schedule estimates. As construction progresses, there is always a possibility that delay claims and construction change orders may occur.

RESULTS OF OPERATIONS

RAS Inc. was incorporated in Nevada in June 1996, and RAS L.P. was formed in Nevada in August 1996. The Companies are in the development stage and as a result have no significant operating results. RAS L.P.'s financial results reflected a net loss of $4.0 million for the quarter ended June 30, 1998 and a net loss of $7.5 million for the six months ended June 30, 1998. The general and administrative costs represent the proportion of expenses incurred that have not been capitalized as preopening costs. Interest income is from the investment of the remaining proceeds of the Mortgage Notes, Senior Subordinated Notes and capital contributions. Interest expense consists of the interest payable on the Mortgage Notes, nominal interest at 13.0% for the Senior Subordinated Notes, and an accrual of 9.2% to account for the put option feature of the Note Warrants. (See Footnote 2 to Financial Statements, "Warrants".) RAS L.P. capitalized interest of $2.1 million for the quarter ended June 30, 1998 and $3.3 million for the six months ended June 30, 1998.

PREOPENING COSTS

It is RAS L.P.'s policy to capitalize development costs as incurred and charge such costs to expense at the commencement of operations. These costs include legal fees, personnel, travel, and other costs related to the development of the Resort Casino.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 entitled " Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires entities to expense costs of preopening activities as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Companies will adopt the statement in fiscal year 1999. Upon adoption, the Companies are required to report the initial adoption as a cumulative effect of a change of accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes," during the first quarter of its fiscal year 1999 and expense subsequent preopening costs as incurred. The cumulative effect upon adoption will result in a one-time charge to income in an amount equal to the net book value of the Companies' preopening costs. Under the Companies' existing policy, the preopening expenses would have been expensed upon the opening of the Resort Casino.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, approximately $95.0 million of the estimated total project cost of $267.5 million had been expended or incurred to fund construction and development of the Resort Casino ($51.4 million as of December 31, 1997). Of the costs incurred, approximately $ 53.3 million represents land, construction in progress and furniture, fixtures and equipment ($21.0 million as at December 31,1997), and the balance represents related development costs, financing costs and funds deposited into the Mortgage Notes interest escrow account.

The remaining construction and development costs for the Resort Casino are expected to be funded from a combination of (i) gross proceeds from the offering of the Mortgage Notes of $100.0 million and (ii) the remaining balance of the $100.0 million gross proceeds from the Senior Subordinated Notes.

The Mortgage Notes consist of up to $100.0 million of loans ("Construction Loans") which may be used to finance construction of the Resort Casino, with the principal amount of Construction Loans outstanding on the Commencement Date to convert into term loans (the "Term Loans"). Construction Loans and Term Loans may not be re-borrowed once repaid. Advances on the Construction Loans (each a "Drawdown") may be made on any quarter end from September 30, 1998 through March 31, 1999, for at least $10 million each. In addition, a portion, if any, of the maximum $100.0 million not incurred as Construction Loans (but not in excess of $10.0 million) will be made available on and after the Commencement Date under a revolving credit facility which will be available from the Commencement Date to March 31, 2004 (the "Maturity Date"). Under the terms of the Credit Agreement and the Indenture, RAS L.P. may obtain additional sources of liquidity, if necessary, including (i) up to $15.0 million of capital lease financing for furniture, fixtures and equipment, (ii) up to $5.0 million of unsecured debt and
(iii) operating lease financing.

On August 6, 1998, RAS L.P. executed a lease commitment with a lease financing company for the following credit facilities:

        -   Capital lease facility for up to approximately $15.0 million;
        -   Operating lease facility for up to approximately $13.1 million; and
        -   Unsecured credit facility for $5.0 million.

The capital lease facility can be used to finance various furniture, fixtures and equipment acceptable to the leasing company. The term of the lease is for 48 months at an anticipated interest rate of 11.2%. Maximum annual lease payments, including principal and interest, will be approximately $4.7 million. Upon expiration of the lease term, RAS L.P. will purchase the equipment for $1.

The operating lease facility can be used to finance new gaming devices, related systems, vehicles and equipment acceptable to the leasing company. The term of the lease is for 48 months at an anticipated imputed interest rate of 10.9%. Maximum annual payments under the operating lease will be approximately $3.5 million. Upon expiration of the initial lease term, RAS L.P. will be granted an option to (i) purchase all but not less than all of the equipment, by equipment category, at fair market value as determined by an independent appraiser, (ii) renew the lease term for 12 months or (iii) return the equipment to the leasing company.

The unsecured credit facility will be available for 12 months beginning March 1, 1999. RAS L.P. must give 45 days notice for each draw, which must be a minimum of $1.0 million and a maximum of $2.0 million.

RAS L.P. must pay 2% of each draw as a credit facility, legal and syndication fee at the time of closing each draw. Each loan will include a 2% original issue discount and be converted to a 24-month term note fully amortizing at an interest rate of 13%.

A commitment fee totaling $140,500 was paid on execution of the lease commitment. The fee will be applied to the leasing company's transaction costs at closing, and any balance will be applied to the security deposit of the leases.

Based on management's most recent review of all project costs, management expects to utilize a portion or all of the two leasing facilities. Management does not expect to utilize the unsecured credit facility prior to opening. To date, the Companies have not utilized any of the above facilities.

To date, management has signed change orders in the amount of $0.3 million and expects additional change orders in the amount of $5.7 million. These amounts are provided for in the total project budget of $267.5 million.

The funds provided by these sources are expected to be sufficient to develop, construct and commence operations of the Resort Casino assuming there are no significant delays, material cost or construction cost overruns or that any delays, material cost and construction cost overruns are covered by (i) RAS L.P.'s contingency and construction completion reserves of $5.3 million, (ii) the subordination of SCA's $3.0 million development fee and (iii) various insurance policies.

Based on current cash balances and anticipated expenditures, management estimates a cash balance upon opening of $24.0 million, consisting of (i) $1.9 million for casino bankroll; (ii) $0.2 million for slot machine coin inventory;
(iii) $12.4 million of Mortgage Notes interest escrow; (iv) $2.3 million of unspent project contingency and reserves; (v) $6.7 million of general contractor retention and (vi) $0.5 million of construction and preopening payables.

Beginning with the anticipated opening of the Resort Casino in the second quarter of 1999, the Issuers expect to fund their operations, capital requirements and debt services from (i) operating cash flow; (ii) a forecasted cash balance upon opening of $24.0 million; (iii) additional indebtedness of up to $10.0 million under the Mortgage Notes revolving credit facility to the extent the entire $100.0 million is not drawn; (iv) any remaining sale leaseback financing allowed under the Credit Agreement and the Indenture, and (v) the unsecured $5.0 million credit facility. Such financing is subject to certain conditions, including completion of the Resort Casino. Management believes that forecasted cash balances, forecasted operating cash flow and additional borrowings allowed under the Credit Agreement and the Indenture will provide the Partnership with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements.

Although no additional funding for the Resort Casino is currently contemplated (other than described above), RAS L.P. may seek, if necessary, to the extent permitted under terms of the Credit Agreement and the Indenture, additional financing through additional bank borrowings or debt or equity financing. There can be no assurance that additional financing, if needed, will be available to RAS L.P. and, if available, that the financing will be on favorable terms. Finally, there can be no assurance that new business development or other unforeseen events will not occur resulting in the need to raise additional funds.

YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. As a result, those programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions or engage in similar normal business activities. Management believes that the Companies' systems are compliant or will be compliant by mid-1999. All maintenance and modifications costs are being expensed as incurred, while the costs of new software, when material, are being capitalized and amortized over its expected useful life. The cost of the Year 2000 compliance program has not been and is not anticipated to be material to the Companies' financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Companies are exposed to market risk in the form of fluctuations in interest rates and their potential impact upon the Companies' variable-rate debt. The Companies manage this market risk by utilizing derivative financial instruments in accordance with established policies and procedures. The Companies evaluate their exposure to market risk by monitoring interest rates in the marketplace. The Companies do not utilize derivative financial instruments for trading purposes.

With respect to derivative financial instruments, the Companies manage their exposure to counter party credit risk by entering into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. The significant exposure to fluctuations is the $ 100.0 million First Mortgage Notes, of which $50.0 million is covered under a cap of 11% until March 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

           In the opinion of management, the Companies are not engaged in any litigation or other legal dispute that would have a material adverse impact on the Companies.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

           On June 29, 1998, the Securities and Exchange Commission declared the Companies' Registration Statement effective, which registered the Companies' Series B Senior Subordinated Notes. On June 29, 1998, the Companies initiated an exchange offer to the holders of the Companies' outstanding Series A Senior Subordinated Notes, enabling each holder of Series A Senior Subordinated Notes to exchange Series A Senior Subordinated Notes, which were unregistered, for Series B Senior Subordinated Notes. On July 29, 1998, the exchange offer expired, pursuant to which all outstanding Series A Senior Subordinated Notes were exchanged.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)       EXHIBITS

           2.1       December 22, 1997 Purchase Agreement.*

           3.1 Certificate of Limited Partnership of The Resort at Summerlin, Limited Partnership.*

           3.2 Agreement of Limited Partnership, as amended, of The Resort at Summerlin, Limited Partnership.*

           3.3       Articles of Incorporation of The Resort At Summerlin, Inc.*

           3.4       Bylaws of The Resort at Summerlin, Inc.*

           4.1       December 31, 1997 Indenture.*

           4.2       December 30, 1997 Exchange and Registration Rights
                     Agreement.*

           4.3 December 30, 1997 Registration Rights and Limited Partners' Agreement.*

           4.4       December 30, 1997 Warrant Agreement for Partnership
                     Warrants.*

           4.5       December 30, 1997 Warrant Agreement for Corporate
                     Warrants.*

           4.6       Disbursement Agreement dated December 31, 1997.*

           4.7 Subordinated Notes Proceeds Accounts Agreement dated December 31, 1997.*

           4.8       Mortgage Notes Proceeds Account Agreement dated December
                     31, 1997.*

           4.9       Interest Escrow Account Agreement dated December 31, 1997.*

           4.10      Partnership Funds Account Agreement dated December 31,
                     1997.*

           4.11      December 31, 1997 Global Note.*

           4.12      Form of Partnership Warrants.*

           4.13      Form of Corporate Warrants.*

           10.1      December 22, 1997 Construction Contract.*

           10.2 December 16, 1997 License Agreement between RAS and Regent Hotels Worldwide, Inc.*

           10.3 December 29, 1997 Architect Agreement between RAS and Paul Steelman, Ltd.*

           10.4 August 15, 1996 Development Declaration and Option to Repurchase between RAS and Howard Hughes Properties, Limited Partnership.*

           10.5 August 15, 1996 Royalty Agreement between RAS and Howard Hughes Properties, Limited Partnership.*

           10.6      December 22, 1997 Guaranty of Completion of J.A. Jones,
                     Inc.*

           10.7      December 31, 1997 Credit Agreement.*

           10.8      December 30, 1997 Subordinated Notes Proceeds Agreement.*

           10.9      Golf Course Agreement.*

           10.10     January 13, 1998 Construction Management Contract.*

           27.1      Financial Data Schedule.**

           27.2      Financial Data Schedule.**

----------------

*     Filed previously.

**    Filed herewith.


      (b)        REPORTS ON FORM 8-K

                 Not applicable.

                                   Signatures

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to the signed on its behalf by the undersigned thereunto duly authorized.

                                     The Resort at Summerlin, Limited
                                     Partnership
                                     (Registrant)

                               By:    The Resort at Summerlin, Inc.,
                                     a Nevada corporation, its general partner


Date: August 14, 1998          By:   /s/ Brian McMullan
                                     ------------------
                                     Brian McMullan
                                     Its: President and Chief Executive Officer
                                     (Principal Executive Officer)


Date: August 14, 1998          By:   /s/ John J. Tipton
                                     ------------------
                                     John J. Tipton
                                     Sr. Vice President, Chief Financial Officer
                                     and General Counsel, The Resort at
                                     Summerlin, Inc., General Partner
                                     (Principal Financial Officer)


                                     The Resort at Summerlin, Inc.
                                     (Registrant)


Date: August 14, 1998          By:   /s/ Brian McMullan
                                     ------------------
                                     Brian McMullan
                                     Its: President and Chief Executive Officer
                                     (Principal Executive Officer)


Date: August 14, 1998          By:   /s/ John J. Tipton
                                     ------------------
                                     John J. Tipton
                                     Sr. Vice President, Chief Financial Officer
                                     and General Counsel
                                     (Principal Financial Officer)