Form 10-Q
period 1998-09-30
RESORT AT SUMMERLIN L P; RESORT AT SUMMERLIN INC
filed 1998-11-16
CIK 1058870, 1058872

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One) [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number 333-49691

                  THE RESORT AT SUMMERLIN, LIMITED PARTNERSHIP
                          THE RESORT AT SUMMERLIN, INC.

 -------------------------------------------------------------------------------
           (Exact name of registrants as specified in their charters)

            Nevada                                      86-0857506
            Nevada                                      86-0857505
-------------------------------             -----------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
   of incorporation or organization)

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
Yes   X    No
    -----     -----

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                        SEPTEMBER 30, 1998
                                                                         -----------------------------------------------
                                                                                                            CONSOLIDATED
                                                                         RAS INC.          RAS L.P.           RAS INC.
                                                                         --------          --------         ------------
ASSETS
Current assets:
          Cash and cash equivalents............................          $   3,968       $ 69,074,653       $ 69,078,621
          Investments..........................................                 --         41,966,144         41,966,144
          Interest receivable..................................                 --            267,079            267,079
          Prepaid leasing costs................................                 --            140,500            140,500
                                                                         ---------       ------------       ------------
Total current assets...........................................              3,968        111,448,376        111,452,344
Property and equipment:
          Land.................................................                 --         16,628,459         16,628,459
          Land improvements....................................                 --            425,000            425,000
          Deposits.............................................                 --          2,223,164          2,223,164
          Construction in progress.............................                 --         82,812,010         82,812,010
          Furniture, fixtures and equipment....................                 --          1,558,289          1,558,289
                                                                         ---------       ------------       ------------
                                                                                --        103,646,922        103,646,922
          Accumulated depreciation.............................                 --           (319,384)          (319,384)
                                                                         ---------       ------------       ------------
                                                                                --        103,327,538        103,327,538
Restricted assets..............................................                 --         12,400,000         12,400,000
Debt issuance costs............................................                 --         11,806,724         11,806,724
Investment in The Resort at Summerlin, L.P.....................            564,833                 --                 --
Licensing costs and other intangible assets....................                 --            158,333            158,333
Preopening costs...............................................                 --          8,895,991          8,895,991
                                                                         ---------       ------------       ------------
Total assets...................................................          $ 568,801       $248,036,962       $248,040,930
                                                                         =========       ============       ============

LIABILITIES
Current liabilities:
          Accounts payable.....................................          $      --       $    106,026       $    106,026
          Construction and preopening payables.................                 --         14,514,486         14,514,486
          Related party payable................................              6,138             38,561             44,699
          Interest payable.....................................                 --          5,480,995          5,480,995
                                                                         ---------       ------------       ------------
Total current liabilities......................................              6,138         20,140,068         20,146,206
Long-term debt, net of discount................................                 --        160,265,028        160,265,028
Warrants redeemable for partnership interests..................                 --         12,843,343         12,843,343
                                                                         ---------       ------------       ------------
Total liabilities..............................................              6,138        193,248,439        193,254,577

Limited partners' interests....................................                 --                 --         54,223,690

STOCKHOLDER'S EQUITY AND PARTNERSHIP INTERESTS
Common stock, no par value, 2,500 shares
          authorized, 1,000 shares issued......................            682,500                 --            682,500
General partner interest.......................................                 --            675,000                 --
Limited partners' interests....................................                 --         65,130,283                 --
Deficit accumulated during development stage...................           (119,837)       (11,016,760)          (119,837)
                                                                         ---------       ------------       ------------
Total stockholder's equity and partnership interests                       562,663         54,788,523            562,663
                                                                         ---------       ------------       ------------
Total liabilities, stockholder's equity and
          partnership interests................................          $ 568,801       $248,036,962       $248,040,930
                                                                         =========       ============       ============

                             See accompanying notes.

                                 BALANCE SHEETS
                          (DEVELOPMENT STAGE COMPANIES)

                                                                                       DECEMBER 31, 1997
                                                                  -----------------------------------------------------------
                                                                                                               CONSOLIDATED
                                                                    RAS INC.              RAS L.P.               RAS INC.
                                                                    --------              --------               --------
ASSETS
Current assets:
          Cash and cash equivalents.........................      $      3,968       $     175,487,660       $    175,491,628
          Interest receivable...............................                --                  24,167                 24,167
                                                                  ------------       -----------------       ----------------
Total current assets........................................             3,968             175,511,827            175,515,795
Property and equipment:
          Land..............................................                --              16,628,459             16,628,459
          Construction in progress..........................                --               3,782,333              3,782,333
          Furniture, fixtures and equipment.................                --                 573,000                573,000
                                                                  ------------       -----------------       ----------------
                                                                            --              20,983,792             20,983,792
          Accumulated depreciation..........................                --                (112,680)              (112,680)
                                                                  ------------       -----------------       ----------------
                                                                            --              20,871,112             20,871,112
Restricted assets...........................................                --              12,400,000             12,400,000
Debt issuance costs.........................................                --              12,561,721             12,561,721
Investment in The Resort at Summerlin, L.P..................           668,012                      --                     --
Licensing costs and other intangible assets.................                --                  50,000                 50,000
Preopening costs............................................                --               4,838,812              4,838,812
                                                                  ------------       -----------------       ----------------
Total assets................................................      $    671,980       $     226,233,472       $    226,237,440
                                                                  ============       =================       ================

LIABILITIES
Current liabilities:
          Accounts payable..................................      $         --       $         158,471       $        158,471
          Construction and preopening payables..............                --                 619,373                619,373
          Related party payable.............................             1,010                 348,459                349,469
                                                                  ------------       -----------------       ----------------
Total current liabilities...................................             1,010               1,126,303              1,127,313
Long-term debt, net of discount.............................                --             154,131,067            154,131,067
Warrants redeemable for partnership interests...............                --               5,869,565              5,869,565
                                                                  ------------       -----------------       ----------------
Total liabilities...........................................             1,010             161,126,935            161,127,945

Limited partners' interests.................................                --                      --             64,438,525

STOCKHOLDER'S EQUITY AND PARTNERSHIP INTERESTS
Common stock, no par value, 2,500 shares
          authorized, 1,000 shares issued...................           682,500                      --                682,500
General partner interest....................................                --                 675,000                     --
Limited partners' interests.................................                --              65,130,283                     --
Deficit accumulated during development stage................           (11,530)               (698,746)               (11,530)
                                                                  ------------       -----------------       ----------------
Total stockholder's equity and partnership interests                   670,970              65,106,537                670,970
                                                                  ------------       -----------------       ----------------
Total liabilities, stockholder's equity and
          partnership interests.............................      $    671,980       $     226,233,472       $    226,237,440
                                                                  ============       =================       ================

                             See accompanying notes.

                            STATEMENTS OF OPERATIONS
                         (DEVELOPMENT STAGE COMPANIES)
                                  (UNAUDITED)

                                                                                       QUARTER ENDED SEPTEMBER 30, 1998
                                                                           --------------------------------------------------------
                                                                                                                      CONSOLIDATED
                                                                             RAS INC.             RAS L.P.              RAS INC.
                                                                             --------             --------              --------
Revenues...........................................................        $         --       $            --       $            --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P. .........              27,713                    --                    --
          General and administrative...............................               5,128               189,054               194,182
          Depreciation and amortization............................                  --               548,280               548,280
                                                                           ------------       ---------------       ---------------
                                                                                 32,841               737,334               742,462

Other income (expense):
          Interest income..........................................                  --             1,741,483             1,741,483
          Warrant interest expense ................................                  --            (2,358,778)           (2,358,778)
          Interest expense.........................................                  --            (1,416,719)           (1,416,719)
                                                                           ------------       ---------------       ---------------
                                                                                     --            (2,034,014)           (2,034,014)
                                                                           ------------       ---------------       ---------------
Loss before limited partners' interest.............................             (32,841)           (2,771,348)           (2,776,476)

Limited partners' interest.........................................                  --                    --             2,743,635
                                                                           ------------       ---------------       ---------------
Net loss...........................................................        $    (32,841)      $    (2,771,348)      $       (32,841)
                                                                           ============       ===============       ===============

                            See accompanying notes.

                            STATEMENTS OF OPERATIONS
                         (DEVELOPMENT STAGE COMPANIES)
                                  (UNAUDITED)

                                                                                         QUARTER ENDED SEPTEMBER 30, 1997
                                                                           -----------------------------------------------------
                                                                                                                   CONSOLIDATED
                                                                            RAS INC.            RAS L.P.             RAS INC.
                                                                            --------            --------             --------
Revenues...........................................................        $       --         $          --        $          --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P. .........             2,417                    --                   --
          General and administrative...............................                --               241,710              241,710
                                                                           ----------         -------------        -------------
                                                                                2,417               241,710              241,710

Loss before limited partners' interest.............................            (2,417)             (241,710)            (241,710)

Limited partners' interest.........................................                --                    --              239,293
                                                                           ----------         -------------        -------------
Net loss...........................................................        $   (2,417)        $    (241,710)       $      (2,417)
                                                                           ==========         =============        =============

                            See accompanying notes.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                    -----------------------------------------------------------
                                                                                                                 CONSOLIDATED
                                                                      RAS INC.              RAS L.P.               RAS INC.
                                                                      --------              --------               --------

Revenues...................................................         $        --         $             --       $             --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P.               103,179                       --                     --
          General and administrative.......................               5,128                  476,537                481,665
          Depreciation and amortization....................                  --                1,603,444              1,603,444
                                                                    -----------         ----------------       ----------------
                                                                        108,307                2,079,981              2,085,109

Other income (expense):
          Interest income..................................                  --                6,491,435              6,491,435
          Warrant interest expense                                           --               (6,973,778)            (6,973,778)
          Interest expense.................................                  --               (7,755,690)            (7,755,690)
                                                                    -----------         ----------------       ----------------
                                                                             --               (8,238,033)            (8,238,033)
                                                                    -----------         ----------------       ----------------

Loss before limited partners' interest.....................            (108,307)             (10,318,014)           (10,323,142)

Limited partners' interest.................................                  --                       --             10,214,835
                                                                    -----------         ----------------       ----------------
Net loss...................................................         $  (108,307)        $    (10,318,014)      $       (108,307)
                                                                    ===========         ================       ================

                             See accompanying notes.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                   -----------------------------------------------------------
                                                                                                                  CONSOLIDATED
                                                                    RAS INC.                RAS L.P.                RAS INC.
                                                                    --------                --------                --------

Revenues...................................................        $      --              $         --            $         --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P.              3,451                        --                      --
          General and administrative.......................               --                   345,144                 345,144
                                                                   ---------              ------------            ------------
                                                                       3,451                   345,144                 345,144

Loss before limited partners' interest.....................           (3,451)                 (345,144)               (345,144)

Limited partners' interest.................................               --                        --                 341,693
                                                                   ---------              ------------            ------------
Net loss...................................................        $  (3,451)             $   (345,144)           $     (3,451)
                                                                   =========              ============            ============

                             See accompanying notes.

                            STATEMENTS OF OPERATIONS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                           PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 1998
                                                                      ----------------------------------------------------------
                                                                                                                 CONSOLIDATED
                                                                       RAS INC.             RAS L.P.               RAS INC.
                                                                       --------             --------               --------
Revenues...........................................................   $        --       $             --       $             --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P.                 110,167                     --                     --
          General and administrative...............................         9,670              1,054,880              1,064,550
          Depreciation and amortization............................            --              1,716,756              1,716,756
                                                                      -----------       ----------------       ----------------
                                                                          119,837              2,771,636              2,781,306

Other income (expense):
          Interest income..........................................            --              6,532,690              6,532,690
          Warrant interest expense.................................            --             (6,973,778)            (6,973,778)
          Interest expense.........................................            --             (7,804,036)            (7,804,036)
                                                                      -----------       ----------------       ----------------
                                                                               --             (8,245,124)            (8,245,124)
                                                                      -----------       ----------------       ----------------

Loss before limited partners' interest.............................      (119,837)           (11,016,760)           (11,026,430)

Limited partners' interest.........................................            --                     --             10,906,593
                                                                      -----------       ----------------       ----------------
Net loss...........................................................   $  (119,837)      $    (11,016,760)      $       (119,837)
                                                                      ===========       ================       ================

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                           ---------------------------------------------------------
                                                                                                       CONSOLIDATED
                                                              RAS INC.             RAS L.P.              RAS INC.
                                                              --------             --------              --------
OPERATING ACTIVITIES
Net loss................................................       $(108,307)        $ (10,318,014)       $    (108,307)
Adjustments to reconcile net loss to net cash provided
          by  operating activities:
          Depreciation and amortization.................              --             1,620,984            1,620,984
          Non-cash interest expense for warrant
               put options..............................              --             6,973,778            6,973,778
          Interest capitalized to construction
               in progress..............................              --            (6,945,359)          (6,945,359)
          Interest paid by issuance of Senior
                Subordinated Notes......................              --             5,955,000            5,955,000
          Equity in loss of The Resort at
                Summerlin, L.P..........................         103,179                    --                   --
          Limited partners' interest....................              --                    --          (10,214,835)
          Changes in operating assets and liabilities
               Prepaid expenses ........................              --              (140,500)            (140,500)
               Accounts payable ........................           5,128                    --                5,128
               Interest payable.........................              --             5,425,717            5,425,717
               Interest receivable......................              --              (242,912)            (242,912)
                                                               ---------         -------------        -------------
Net cash provided by operating activities ..............              --             2,328,694            2,328,694

INVESTING ACTIVITIES
Capital expenditures....................................              --           (75,717,771)         (75,717,771)
Preopening costs........................................              --            (4,057,179)          (4,057,179)
Increase in construction and preopening payables........              --            13,588,048           13,588,048
Purchases of investments................................              --           (41,966,144)         (41,966,144)
Investment in licensing costs and other intangible
          assets........................................              --              (108,333)            (108,333)
                                                               ---------         -------------        -------------
Net cash used in investing activities...................              --          (108,261,379)        (108,261,379)

FINANCING ACTIVITIES
Debt issuance costs.....................................              --              (480,322)            (480,322)
                                                               ---------         -------------        -------------
Net cash used in financing activities...................              --              (480,322)            (480,322)
                                                               ---------         -------------        -------------

Net change in cash and cash equivalents.................              --          (106,413,007)        (106,413,007)
Cash and cash equivalents at beginning of period........           3,968           175,487,660          175,491,628
                                                               ---------         -------------        -------------
Cash and cash equivalents at end of period..............       $   3,968         $  69,074,653        $  69,078,621
                                                               =========         =============        =============

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                              NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                      ----------------------------------------------------
                                                                                                            CONSOLIDATED
                                                                        RAS INC.          RAS L.P.            RAS INC.
                                                                        --------          --------          ------------

OPERATING ACTIVITIES
Net loss...................................................             $(3,451)        $  (345,144)        $    (3,451)
Adjustments to reconcile net loss to net cash used
          in operating activities:
          Equity in loss of The Resort at
          Summerlin, L.P...................................               3,451                  --                  --
          Limited partners' interest.......................                  --                  --            (341,693)
                                                                        -------         -----------         -----------
Net cash used in operating activities......................                  --            (345,144)           (345,144)

INVESTING ACTIVITIES
Capital expenditures.......................................                  --            (732,015)           (732,015)
Investment in option fee....................................                 --            (597,312)           (597,312)
Increase in construction and preopening payables...........                  --          (2,912,976)         (2,912,976)
                                                                        -------         -----------         -----------
Net cash used in investing activities......................                  --          (4,242,303)         (4,242,303)

FINANCING ACTIVITIES
Capital contribution from limited partners.................                  --           4,855,457           4,855,457
Debt issuance costs........................................                  --            (104,490)           (104,490)
                                                                        -------         -----------         -----------
Net cash provided by financing activities..................                  --           4,750,967           4,750,967
                                                                        -------         -----------         -----------

Net change in cash and cash equivalents....................                  --             163,520             163,520
Cash and cash equivalents at beginning of period...........                  --                  --                  --
                                                                        -------         -----------         -----------
Cash and cash equivalents at end of period.................             $    --         $   163,520         $   163,520
                                                                        =======         ===========         ===========

                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                          (DEVELOPMENT STAGE COMPANIES)
                                   (UNAUDITED)

                                                                     PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 1998
                                                                  ------------------------------------------------------
                                                                                                           CONSOLIDATED
                                                                    RAS INC.             RAS L.P.             RAS INC.
                                                                  ------------        --------------      --------------
OPERATING ACTIVITIES
Net loss.....................................................     $ (119,837)        $ (11,016,760)       $    (119,837)
Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
          Depreciation and amortization......................             --             1,716,756            1,716,756
          Non-cash interest expense for warrant
               put options...................................             --             6,973,778            6,973,778
          Equity in loss of The Resort at
               Summerlin, L.P................................        110,167                    --                   --
          Interest capitalized to construction
                in progess...................................             --            (6,952,291)          (6,952,291)
          Interest paid by issuance of Senior
              Subordinated Notes.............................             --             5,955,000            5,955,000
          Limited partners' interest.........................             --                    --          (10,906,593)
          Changes in operating assets and liabilities
               Prepaid expenses..............................             --              (140,500)            (140,500)
               Accounts payable..............................          6,138                    --                6,138
               Interest payable..............................             --             5,480,995            5,480,995
               Interest receivable...........................             --              (267,079)            (267,079)
                                                                   ---------         -------------        -------------
Net cash provided by (used in) operating activities .......           (3,532)            1,749,899            1,746,367

INVESTING ACTIVITIES
Capital expenditures.........................................             --           (96,694,631)         (96,694,631)
Preopening costs.............................................             --            (6,245,555)          (6,245,555)
Increase in construction and preopening payables.............             --            14,676,613           14,676,613
Purchases of investments.....................................             --           (41,966,144)         (41,966,144)
Investment in The Resort at Summerlin, L.P...................       (675,000)                   --                   --
Investment in licensing costs and other intangible
          assets.............................................             --              (158,333)            (158,333)
Investment in option fee.....................................             --            (1,181,212)          (1,181,212)
                                                                   ---------         -------------        -------------
Net cash used in investing activities........................       (675,000)         (131,569,262)        (131,569,262)

FINANCING ACTIVITIES
Capital contributions........................................        682,500                    --              682,500
Capital contribution from RAS Inc............................             --               675,000                   --
Capital contribution from limited partners...................             --            63,661,059           63,661,059
Issuance of first mortgage notes.............................             --            60,000,000           60,000,000
Purchases of restricted investments..........................             --           (12,400,000)         (12,400,000)
Issuance of senior subordinated notes........................             --           100,000,000          100,000,000
Debt issuance costs..........................................             --           (13,042,043)         (13,042,043)
                                                                   ---------         -------------        -------------
Net cash provided by financing activities....................        682,500           198,894,016          198,901,516
                                                                   ---------         -------------        -------------

Net change in cash and cash equivalents......................          3,968            69,074,653           69,078,621
Cash and cash equivalents at beginning of period.............             --                    --                   --
                                                                   ---------         -------------        -------------
Cash and cash equivalents at end of period...................      $   3,968         $  69,074,653        $  69,078,621
                                                                   =========         =============        =============

SUPPLEMENTAL INFORMATION
Preopening costs incurred and paid by affiliate on
          behalf of The Resort at Summerlin, L.P.............                        $   2,650,436        $   2,650,436
Distribution of non-cash asset...............................                            1,181,202            1,181,202

                             See accompanying notes.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Resort at Summerlin, Limited Partnership ("RAS L.P.") is majority owned by Swiss Casinos of America, Inc., formerly known as Seven Circle Gaming Corporation ("SCA"). RAS L.P. was formed on August 15, 1996 for the purpose of acquiring land and developing a resort casino in the Summerlin master planned community in Las Vegas, Nevada ("Summerlin"). The Resort at Summerlin, Inc. ("RAS Inc.") is a wholly owned subsidiary of SCA and serves as general partner of RAS L.P. The ownership percentages in RAS L.P. of RAS Inc., SCA and other investors are 1.0%, 91.26% and 7.74%, respectively. RAS L.P. allocates earnings and losses to the partners in accordance with these percentages.

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the accounting policies described in the Companies' December 31, 1997 audited consolidated financial statements and should be read in conjunction with the Notes to Consolidated Financial Statements which appear therein. The Companies' December 31, 1997 audited consolidated financial statements are contained in the Registration Statement. The Consolidated Balance Sheet as of December 31, 1997 contained herein was derived from audited financial statements, but does not include all disclosures included in the December 31, 1997 audited consolidated financial statements and applicable under generally accepted accounting principles.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results for the 1998 interim periods reported upon are not necessarily indicative of expected results for the full year.

As prescribed by Statement of Position 78-9, Accounting for Investments in Real Estate Ventures, RAS Inc.'s indirect ownership in RAS L.P. through SCA and its direct 1.0% general partnership investment constitutes a controlling interest and is therefore considered a subsidiary requiring consolidation in the financial statements of RAS Inc. RAS Inc.'s sole business activity at this time is its 1% general partnership interest in RAS L.P. The consolidated RAS Inc. financial statements include the following adjusting entries:

     -   Elimination of RAS Inc.'s investment in RAS L.P.
     - Reclassification of the 99.0% limited partnership interests in RAS L.P. to minority interest within the balance sheet.
     - Allocation of the 99.0% minority interest in the net losses of RAS L.P. and the elimination of RAS Inc. equity interest in the losses of RAS L.P.

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

Long-term debt is comprised of the following:

         First Mortgage Notes due 2004                    $      60,000,000

         Senior Subordinated PIK Notes due 2007                 105,955,000
            Original issue discount                              (5,689,972)
                                                          -----------------
                                                                100,265,028

         Total long-term debt                             $     160,265,028
                                                          =================


MORTGAGE NOTES

Prior to the opening of the Resort Casino, at the option of the Companies, interest on the Mortgage Notes will accrue at the London Interbank Offered Rate ("LIBOR") for one or three month periods plus 4.0% or at the Base Rate (higher of Federal Reserve prime rate or federal funds rate plus 0.5%) plus 3.0%. The interest rate was established at 11.5% on December 31, 1997 and subsequently adjusted to 9.7% in January 1998. Interest is payable on the last business day of each calendar quarter for Base Rate tranches and at the end of the applicable interest period but no less frequently than quarterly for LIBOR tranches. Subject to the satisfaction of certain conditions, the percentage above LIBOR or the Base Rate reference rates will decrease based on the leverage of RAS L.P. The $40.0 million of unissued Mortgage Notes can be drawn in amounts of at least $10.0 million each on December 31, 1998 and March 31, 1999.

The Mortgage Notes are secured by a first priority security interest in all assets of the Companies, including all real and personal property, intangibles and furniture, fixtures and equipment. In addition, $12.4 million was deposited in an interest escrow account for the benefit of the Mortgage Notes holders, which will support the interest payment obligations during the five fiscal quarters following the opening of the Resort Casino (the "Commencement Date"). This amount has been reflected as restricted assets on the accompanying balance sheets.

Prior to the conclusion of construction, the Companies anticipate drawing the full amount of the Mortgage Notes. Scheduled maturities of the Mortgage Notes will be as follows (in millions):

                     1998       $     -
                     1999             -
                     2000          12.5
                     2001          14.5
                     2002          19.0
               Thereafter          54.0
                                -------
                                $ 100.0
                                =======

An additional principal payment equal to 75.0% of the first $15.0 million of excess cash flow, as defined in the Credit Agreement, and 25.0% of the excess cash flow above $15.0 million is due annually.

The Credit Agreement contains certain covenants including those restricting additional indebtedness, liens, change of business, sale and purchase of assets, mergers and consolidations, investments thereafter with affiliates and financial covenants. At September 30, 1998, management believes the Companies are in compliance with all covenants of the Credit Agreement.

SENIOR SUBORDINATED NOTES

On December 31, 1997, the Companies issued 100,000 units consisting of $1,000 principal amount of Series A Senior Subordinated Notes and a warrant to purchase one share of common stock (a "Corporate Warrant") in RAS Warrant Co. ("Warrant Co."), which may be exchanged for a warrant to purchase one limited partnership interest representing 0.00008% of the total partnership interest in RAS L.P. (an "L.P. Warrant," and collectively with the Corporate Warrants, the "Note Warrants") at the purchaser's election. Warrant Co. is a wholly owned subsidiary of SCA (see "Warrants" below). The Senior Subordinated Notes are unsecured and subordinated in right of payment to all existing and future senior indebtedness of the Companies, as defined in the Indenture, including the Mortgage Notes.

Interest at the rate of 13.0% per annum of the principal is due semiannually each June 15 and December 15 payable either in cash or in additional Senior Subordinated Notes at the option of RAS L.P. through June 1999, and thereafter is payable in cash. The Companies have elected to make the December 15, 1998 interest payment by issuing additional Senior Subordinated Notes. In addition to the 13% coupon rate on the Senior Subordinated Notes, RAS L.P. accrues additional interest expense of 9.2% for a total of 22.2% (see "Warrants" below). On June 15, 1998, RAS L.P. issued additional Senior Subordinated Notes totaling $5,955,000 in payment of interest due.

On or after December 15, 2002, the Senior Subordinated Notes may be redeemed at the Companies' option in whole or in part at face value plus accrued and unpaid interest at the time of redemption. In addition, at any time prior to December 15, 2000, the Companies may redeem up to 35.0% of the aggregate principal amount of the Senior Subordinated Notes with the cash proceeds received from one or more public equity offerings at a redemption price equal to 113.0% of the principal amount, provided that at least $65.0 million of the original principal amount of the Senior Subordinated Notes remains outstanding immediately after the redemption.

The Indenture limits the incurrence of additional indebtedness, the payment of dividends on and the redemption of certain subordinated obligations, investments, sale of assets and subsidiary stock, transactions with affiliates and consolidations, mergers and transfers of all or substantially all the assets of the Companies. At September 30, 1998, management believes the Companies are in compliance with all covenants of the Indenture.

WARRANTS

Each L.P. Warrant entitles the holder to acquire through December 15, 2007, one L.P. Partnership Interest representing 0.00008% of the total partnership interest in RAS L.P. at a price per L.P. Warrant of $0.01, subject to the provisions of the partnership agreement and adjustments from time to time upon the occurrence of certain changes in the terms of the partnership interests, distributions, and certain issuances of options or convertible securities. Holders of L.P. Warrants do not by virtue of being such holders have any rights as limited partners of RAS L.P. As of September 30, 1998, there were 100,000 outstanding L.P. Warrants, all of which were held by Warrant Co.

Each Corporate Warrant entitles the holder to acquire through December 15, 2007, one share of common stock of Warrant Co. at a price of $0.01 per share, subject to certain adjustments from time to time upon the occurrence of certain changes in the Common Stock of Warrant Co. Upon the exercise of a Corporate Warrant, Warrant Co. will exercise an L.P. Warrant in RAS L.P. entitling it to the ownership percentage in RAS L.P. discussed above. Holders of Corporate Warrants will not, by virtue of being such holders, have any rights as stockholders of Warrant Co. As of September 30, 1998, there were 100,000 outstanding Corporate Warrants.

In the event that any existing limited partner proposes to sell or otherwise transfer at least 15.0% of the total partnership interests in RAS L.P. (each an "L.P. Partnership Interest"), the holders of the Note Warrants and L.P. Partnership Interests shall have the right to require such existing limited partner to cause the proposed purchaser to purchase, on the same terms and conditions, a percentage of the number of Note Warrants and the L.P. Partnership Interests owned by each such holder.

In the event that any existing limited partner proposes to sell or transfer any L.P. Partnership Interests in RAS L.P. aggregating 51.0% or more of the total L.P. Partnership Interests, the existing Limited Partner shall have the right to require the holders of the Note Warrants and L.P. Partnership Interests to sell on the same terms and conditions from each of them a percentage of the number of Note Warrants and L.P. Partnership Interests owned by each such holder.

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

On August 6, 1998, RAS L.P. executed a commitment with a lease financing company for the credit facilities summarized below. The Companies anticipate closing on the facilities in December 1998.

     -    Capital lease facility for up to approximately $15.0 million;
     -    Operating lease facility for up to approximately $13.1 million; and
     -    Unsecured credit facility for $5.0 million.

The capital lease facility may be used to finance various furniture, fixtures and equipment acceptable to the leasing company. The term of the facility will be 48 months at an anticipated interest rate of 10.6%. Maximum annual payments, including principal and interest, will be approximately $4.6 million. Upon expiration of the term, RAS L.P. may purchase the equipment for $1.

The operating lease facility may be used to lease new gaming devices, related systems, vehicles and equipment acceptable to the leasing company. The term of the facility will be 48 months at an anticipated imputed interest rate of 10.4%. Maximum annual payments under the facility will be approximately $3.5 million. Upon expiration of the term, RAS L.P. will be granted an option to (i) purchase all but not less than all of the equipment, by equipment category, at fair market value as determined by an independent appraiser, (ii) renew the facility for 12 months or (iii) return the equipment to the leasing company.

The unsecured credit facility will be available for 12 months beginning March 1, 1999. RAS L.P. will be required to give 45 days notice for each draw, which must be a minimum of $1.0 million and a maximum of $2.0 million. RAS L.P. will be required to pay 2.0% of each draw as a credit facility, legal and syndication fee at the time of closing each draw. Each loan will include a 2.0% original issue discount and be converted to a 24-month term note fully amortizing at an interest rate of 13.0%.

A commitment fee totaling $140,500 was paid on execution of the lease facility commitment. The fee will be applied to the leasing company's transaction costs at closing, and any balance will be applied to the security deposit of the leases.

3. CONSTRUCTION MANAGER DISPUTE

To date, the Companies have received official Requests for Change Orders and notices of additional possible Requests for Change Orders aggregating approximately $21.0 million from J. A. Jones Construction ("Jones") which is the construction manager pursuant to the December 22, 1997 Construction Management Contract (the "Construction Contract") between RAS L.P. and Jones for the construction of the Resort Casino. The Companies believe, and have
notified Jones, that      substantially all of these Requests for Change Orders
relate to construction services for the Resort Casino required to be provided to RAS L.P. by Jones pursuant to the current requirements of the Construction Contract, which are not appropriately the subject of Requests for Change Orders, and which are disputed by the Companies in any event (the "Disputed Services"). The Companies further have advised Jones that the Companies intend to hold Jones responsible for any damages incurred by the Companies as a result of any failure by Jones to perform any of the Disputed Services which are required to be provided by Jones under the current terms of the Construction Contract. The Companies also believe that, in the event any of the Disputed Services ultimately are determined not to be included within the current scope of services required by the Construction Contract, the Companies may possess substantial claims against other parties as a result of a failure to cause those services to be included within the scope of services required to be provided under the Construction Contract.

The Companies and Jones currently are attempting to negotiate a resolution of this dispute which would eliminate the substantial potential expense, delay and uncertainty of resolving this dispute through litigation or arbitration. A settlement proposal currently under consideration by the Companies and Jones would require an increase in the price to be paid by RAS L.P. under the Construction Contract in consideration of, among other things, Jones providing to RAS L.P. certain further assurances concerning the cost, timing, opening date and other aspects of completion of the Resort Casino (the "Settlement Proposal"). If implemented, the Settlement Proposal would cause the aggregate cost of development and completion of the Resort Casino to exceed the $267.5 million limitation (inclusive of amounts incurred pursuant to the Construction Contract and otherwise) on the cost of completion of the Resort Casino imposed by the Credit Agreement and, pursuant to the Credit Agreement, would require the consent of the lenders of the Mortgage Notes (the "Mortgage Note Lenders"). Any additional debt financing necessary to implement the Settlement Proposal, which the Companies do not anticipate requiring at this time, would require the approval of the Mortgage Note Lenders and the Senior Subordinated Note holders. Although the Companies will seek the consent of the Mortgage Note Lenders and the Senior Subordinated Note holders if the Companies and Jones agree (subject to the consent of the Mortgage Note Lenders and the Senior Subordinated Note holders) to effectuate the Proposed Settlement, there can be no assurance that the Mortgage Note Lenders will consent to the Proposed Settlement or that the Mortgage Note Lenders or Senior Subordinated Note holders will consent to the issuance of additional debt.

If the Proposed Settlement or other resolution of the dispute is not effectuated for any reason, including, but not limited to, the failure to obtain the consent of the Mortgage Note Lenders or the Senior Subordinated Note holders, the Companies believe that the Resort Casino will be completed in material compliance with all applicable covenants of the Credit Agreement and Indenture and other obligations of the Companies and will open to the public in the second quarter of 1999. Notwithstanding the dispute with Jones, the Companies believe they remain in compliance with all applicable covenants and conditions of the Credit Agreement and the Indenture. In the event the Proposed Settlement or some other resolution of the dispute is not effectuated, the Companies will retain all rights and remedies against Jones and any other parties and prosecute all such rights if, and to the extent that, such prosecution is in the best interests of the Companies.

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

RESULTS OF OPERATIONS

RAS Inc. was incorporated in Nevada in June 1996, and RAS L.P. was formed in Nevada in August 1996. The Companies are in the development stage and as a result have no significant operating results. RAS L.P.'s financial results reflected a net loss of $2.8 million for the quarter ended September 30, 1998 and a net loss of $10.3 million for the nine months ended September 30, 1998. The general and administrative costs represent the proportion of expenses incurred that have not been capitalized as preopening costs. Interest income is from the investment of the remaining proceeds of the Mortgage Notes, Senior Subordinated Notes and capital contributions. Interest expense consists of the interest payable on the Mortgage Notes, nominal interest at 13.0% for the Senior Subordinated Notes, and an accrual of 9.2% to account for the put option feature of the Note Warrants. (See Footnote 2 to Financial Statements, "Warrants".) RAS L.P. capitalized interest of $3.6 million for the quarter ended September 30, 1998 and $6.9 million for the nine months ended September 30, 1998.

PREOPENING COSTS

It is RAS L.P.'s policy to capitalize development costs as incurred and charge such costs to expense at the commencement of operations. These costs include legal fees, personnel, travel, and other costs related to the development of the Resort Casino.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 entitled "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires entities to expense costs of preopening activities as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Companies will adopt the statement in fiscal year 1999. Upon adoption, the Companies are required to report the initial adoption as a cumulative effect of a change of accounting principle as described in Accounting Principles Board Opinion No. 20, "Accounting Changes," during the first quarter of its fiscal year 1999 and expense subsequent preopening costs as incurred. The cumulative effect upon adoption will result in a one-time charge to income in an amount equal to the net book value of the Companies' preopening costs. Under the Companies' existing policy, the preopening expenses would have been expensed upon the opening of the Resort Casino.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, approximately $134.1 million of the estimated total project cost of $267.5 million had been expended or incurred to fund construction and development of the Resort Casino ($51.4 million as of December 31, 1997). Of the costs incurred, approximately $86.0 million represents land, construction in progress and furniture, fixtures and equipment ($21.0 million as at December 31, 1997), and the balance represents related development costs, financing costs and funds deposited into the Mortgage Notes interest escrow account.

The remaining construction and development costs for the Resort Casino are expected to be funded from a combination of (i) undisbursed proceeds from the offering of the Mortgage Notes of $100.0 million, (ii) the remaining balance of the $100.0 million gross proceeds from the Senior Subordinated Notes, and
(iii) other credit facilities available within the terms of the Credit
Agreement.

The Mortgage Notes consist of up to $100.0 million of loans ("Construction Loans") which may be used to finance construction of the Resort Casino, with the principal amount of Construction Loans outstanding on the Commencement Date to convert into term loans (the "Term Loans"). Construction Loans and Term Loans may not be re-borrowed once repaid. Advances on the Construction Loans may be made on December 31, 1998 and March 31, 1999, for at least $10 million each. In addition, a portion, if any, of the maximum $100.0 million not incurred as Construction Loans (but not in excess of $10.0 million) will be made available on and after the Commencement Date under a revolving credit facility which will be available from the Commencement Date to March 31, 2004 (the "Maturity Date"). Under the terms of the Credit Agreement and the Indenture, RAS L.P. may obtain additional sources of liquidity, if necessary, including (i) up to $15.0 million of capital lease financing for furniture, fixtures and equipment, (ii) up to $5.0 million of unsecured debt and (iii) operating lease financing.

On August 6, 1998, RAS L.P. executed a commitment with a lease financing company for the credit facilities summarized below. The Companies anticipate closing on the facilities in December 1998.

     -    Capital lease facility for up to approximately $15.0 million;
     -    Operating lease facility for up to approximately $13.1 million; and
     -    Unsecured credit facility for $5.0 million.

The capital lease facility may be used to finance various furniture, fixtures and equipment acceptable to the leasing company. The term of the facility will be for 48 months at an anticipated interest rate of 10.6%. Maximum annual payments, including principal and interest, will be approximately $4.6 million. Upon expiration of the term, RAS L.P. may purchase the equipment for $1.

The operating lease facility may be used to finance new gaming devices, related systems, vehicles and equipment acceptable to the leasing company. The term of the facility will be 48 months at an anticipated imputed interest rate of 10.4%. Maximum annual payments under the facility will be approximately $3.5 million. Upon expiration of the term, RAS L.P. will be granted an option to (i) purchase all but not less than all of the equipment, by equipment category, at fair market value as determined by an independent appraiser, (ii) renew the facility for 12 months or (iii) return the equipment to the leasing company.

The unsecured credit facility will be available for 12 months beginning March 1, 1999. RAS L.P. will be required to give 45 days notice for each draw, which must be a minimum of $1.0 million and a maximum of $2.0 million. RAS L.P. will be required to pay 2.0% of each draw as a credit facility, legal and syndication fee at the time of closing each draw. Each loan will include a 2.0% original issue discount and be converted to a 24-month term note fully amortizing at an interest rate of 13.0%.

A commitment fee totaling $140,500 was paid on execution of the lease facility commitment. The fee will be applied to the leasing company's transaction costs at closing, and any balance will be applied to the security deposit of the leases.

Based on management's most recent review of all project costs, management expects to utilize all or a portion of the two leasing facilities prior to the opening of the Resort Casino. Management may utilize all or a portion of the unsecured credit facility prior to opening.

To date, management has signed change orders in the amount of $2.4 million and expects to sign additional change orders in the amount of $3.6 million, subject to adjustment based upon the resolution of the Disputed Services. These amounts are provided for in the total project budget of $267.5 million.

The funds provided by these sources are expected to be sufficient to develop, construct and commence operations of the Resort Casino. Regardless of whether the Companies resolve their dispute with Jones regarding the Disputed Services,
management     believes that the current credit facilities are sufficient to develop, construct and commence operations of the Resort Casino. Management's belief in both instances is based upon the assumption that there are no significant delays, material cost or construction cost overruns and that any delays, material cost and construction cost overruns are covered by (i) RAS L.P.'s contingency and construction completion reserves of $5.3 million, (ii) the subordination of SCA's $3.0 million development fee, (iii) the resolution of the Disputed Services to quantify any future obligations, and (iv) various insurance policies. See Note 3 to Financial Statements and Part II, Item 5, "Other Information."

Based on current cash balances and anticipated expenditures, management estimates a cash balance upon opening of $21.7 million, consisting of (i) $1.9 million for casino bankroll; (ii) $0.2 million for slot machine coin inventory;
(iii) $12.4 million of Mortgage Notes interest escrow; (iv) $6.7 million of general contractor retention; and (v) $0.5 million of construction and preopening payables.

Beginning with the anticipated opening of the Resort Casino in the second quarter of 1999, the Companies expect to fund their operations, capital requirements and debt service from (i) operating cash flow; (ii) a forecasted cash balance upon opening of $21.7 million; (iii) any remaining sale leaseback financing allowed under the Credit Agreement and the Indenture; and (iv) any unused portion of the unsecured $5.0 million credit facility. Such financing is subject to certain conditions, including completion of the Resort Casino. Management believes that forecasted cash balances, forecasted operating cash flow and additional borrowings allowed under the Credit Agreement and the Indenture will provide the Partnership with sufficient resources to meet its existing debt obligations and foreseeable capital expenditure requirements.

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

PROPOSITION 5 IN CALIFORNIA

On November 3, 1998, the electorate in the State of California approved Proposition 5, which was proposed by several California Indian Tribes. This referendum purports to legalize games currently operated by certain tribes in contravention of California and Federal law and could lead to the expansion of gaming operations by California Indian tribes, which could have a material adverse effect on the Companies. The Companies anticipate that a legal challenge to Proposition 5 has been, or will soon be, filed in California State court challenging the validity of Proposition 5 under the California constitution.

The Companies are in the process of evaluating the potential impact of Proposition 5 on the Companies. As this process is anticipated to be ongoing and also materially related to the anticipated legal challenge referenced above, the Companies cannot predict the impact of Proposition 5 on the Companies at this time.

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

With respect to derivative financial instruments, the Companies manage their exposure to counter party credit risk by entering into agreements with highly rated institutions that can be expected to fully perform under the terms of such agreements. The significant exposure to fluctuations is the $100.0 million Mortgage Notes, of which $50.0 million is covered under a cap of 11% until March 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the opinion of management, with the exception of the Disputed Services with Jones, the Companies are not engaged in any litigation or other legal dispute that would have a material adverse impact on the Companies. See Note 3 to Financial Statements and Part II, Item 5, "Other Information."

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

On June 29, 1998, the Securities and Exchange Commission declared the Companies' Registration Statement effective, which registered the Companies' Series B Senior Subordinated Notes. On June 29, 1998, the Companies initiated an exchange offer to the holders of the Companies' outstanding Series A Senior Subordinated Notes, enabling each holder of Series A Senior Subordinated Notes to exchange unregistered Series A Senior Subordinated Notes for registered Series B Senior Subordinated Notes. All of the Series A Senior Subordinated Notes were exchanged for Series B Senior Subordinated Notes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

ITEM 5.  OTHER INFORMATION

To date, the Companies have received official Requests for Change Orders and notices of additional possible Requests for Change Orders aggregating approximately $21.0 million from Jones which is the construction manager pursuant to the Construction Contract. The Companies believe, and have notified Jones, that substantially all of these Requests for Change Orders relate to construction services for the Resort Casino required to be provided to RAS L.P. by Jones pursuant to the current requirements of the Construction Contract, which are not appropriately the subject of Requests for Change Orders, and which are disputed by the Companies in any event. The Companies further have advised Jones that the Companies intend to hold Jones responsible for any damages incurred by the Companies as a result of any failure by Jones to perform any of the Disputed Services which are required to be provided by Jones under the current terms of the Construction Contract. The Companies also believe that, in the event any of the Disputed Services ultimately are determined not to be included within the current scope of services required by the Construction Contract, the Companies may possess substantial claims against other parties as a result of a failure to cause those services to be included within the scope of services required to be provided under the Construction Contract.

The Companies and Jones currently are attempting to negotiate a resolution of this dispute which would eliminate the substantial potential expense, delay and uncertainty of resolving this dispute through litigation or arbitration. A settlement proposal currently under consideration by the Companies and Jones would require an increase in the price to be paid by RAS L.P. under the Construction Contract in consideration of, among other things, Jones providing to RAS L.P. certain further assurances concerning the cost, timing, opening date and other aspects of completion of the Resort Casino. If implemented, the Settlement Proposal would cause the aggregate cost of development and completion of the Resort Casino to exceed the $267.5 million limitation (inclusive of amounts incurred pursuant to the Construction Contract and otherwise) on the cost of completion of the Resort Casino imposed by the Credit Agreement and, pursuant to the Credit Agreement, would require the consent of the Mortgage Note Lenders. Any additional debt financing necessary to implement the Settlement Proposal, which the Companies do not anticipate requiring at this time, would require the approval of the Mortgage Note Lenders and the Senior Subordinated Note holders. Although the Companies will seek the consent of the Mortgage Note Lenders and the Senior Subordinated Note holders if the Companies and Jones agree (subject to the consent of the Mortgage Note Lenders and the Senior Subordinated Note holders) to effectuate the Proposed Settlement, there can be no assurance that the Mortgage Note Lenders will consent to the Proposed Settlement or that the Mortgage Note Lenders or Senior Subordinated Note holders will consent to the issuance of additional debt.

If the Proposed Settlement or other resolution of the dispute is not effectuated for any reason, including, but not limited to, the failure to obtain the consent of the Mortgage Note Lenders or the Senior Subordinated
Note holders, the Companies believe that the Resort Casino will be completed in material compliance with all applicable covenants of the Credit Agreement and Indenture and other obligations of the Companies and will open to the public in the second quarter of 1999. Notwithstanding the dispute with Jones, the Companies believe they remain in compliance with all applicable covenants and conditions of the Credit Agreement and the Indenture. In the event the Proposed Settlement or some other resolution of the dispute is not effectuated, the Companies will retain all rights and remedies against Jones and any other parties and prosecute all such rights if, and to the extent that, such prosecution is in the best interests of the Companies.

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

------------------

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



                                     The Resort at Summerlin, Limited
                                     Partnership (Registrant)

                                     By: The Resort at Summerlin, Inc., a
                                         Nevada corporation, its general partner

Date: November 16, 1998              By: /s/ Brian McMullan
                                         ------------------
                                         Brian McMullan
                                         Its: President and Chief Executive
                                         Officer (Principal Executive Officer)


Date: November 16, 1998              By: /s/ John J. Tipton
                                         ------------------
                                         John J. Tipton
                                         Sr. Vice President, Chief
                                         Financial Officer and
                                         General Counsel, The
                                         Resort at Summerlin, Inc.,
                                         General Partner (Principal
                                         Financial Officer)

                                     The Resort at Summerlin, Inc.
                                     (Registrant)

Date: November 16, 1998              By: /s/ Brian McMullan
                                         ------------------
                                         Brian McMullan
                                         Its: President and Chief Executive
                                         Officer (Principal Executive Officer)

Date: November 16, 1998              By: /s/ John J. Tipton
                                         ------------------
                                         John J. Tipton
                                         Sr. Vice President, Chief Financial
                                         Officer and General Counsel
                                         (Principal Financial Officer)