Form 10-Q
period 1999-09-30
RESORT AT SUMMERLIN L P; RESORT AT SUMMERLIN INC
filed 1999-11-15
CIK 1058870, 1058872

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE) [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM    __________ TO _____________

COMMISSION FILE NUMBER 333-49691

                  THE RESORT AT SUMMERLIN, LIMITED PARTNERSHIP

                         THE RESORT AT SUMMERLIN, INC.

         --------------------------------------------------------------
           (EXACT NAME OF REGISTRANTS AS SPECIFIED IN THEIR CHARTERS)

                   Nevada                                  86-0857506
                   Nevada                                  86-0857505
                   ------                                  ----------
           (State or other jurisdiction        (I.R.S. Employer Identification No.)
         of incorporation or organization)

             1160 TOWN CENTER DRIVE, SUITE 200, LAS VEGAS, NV 89134

         --------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

                                 (702) 869-7000

         --------------------------------------------------------------
              (REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE)

         --------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---    ---

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    SEPTEMBER 30, 1999
                                                                       ------------------------------------------
                                                                                                     CONSOLIDATED
                                                                        RAS INC.      RAS L.P.         RAS INC.
                                                                       ---------   -------------   --------------
ASSETS
Current assets:
          Cash and cash equivalents . . . . . . . . . . . . . . . . .  $        4       $  3,968     $     3,972
          Restricted cash . . . . . . . . . . . . . . . . . . . . . .          --         10,154          10,154
          Amounts receivable for reimbursement of deposits. . . . . .          --         10,062          10,062
          Interest receivable . . . . . . . . . . . . . . . . . . . .          --             43              43
          Related party receivable  . . . . . . . . . . . . . . . . .         337             56              51
          Accounts receivable, net of reserve for
            doubtful accounts of $240 . . . . . . . . . . . . . . . .                      1,081           1,081
          Inventories . . . . . . . . . . . . . . . . . . . . . . . .          --          1,292           1,292
          Prepaid expenses and other  . . . . . . . . . . . . . . . .          --          2,972           2,972
                                                                       ----------          -----     -----------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .         341         29,628          29,627
Property and equipment:
          Land  . . . . . . . . . . . . . . . . . . . . . . . . . . .          --         16,628          16,628
          Land improvements . . . . . . . . . . . . . . . . . . . . .          --          2,200           2,200
          Buildings . . . . . . . . . . . . . . . . . . . . . . . . .          --        179,403         179,403
          Construction in progress  . . . . . . . . . . . . . . . . .          --         42,657          42,657
          Furniture, fixtures and equipment . . . . . . . . . . . . .          --         10,019          10,019
                                                                       ----------         ------     -----------
                                                                               --        250,907         250,907
          Accumulated depreciation  . . . . . . . . . . . . . . . . .          --         (1,557)         (1,557)
                                                                       ----------         ------     -----------
                                                                               --        249,350         249,350

Debt issuance costs, net of accumulated amortization of $2,996. . . .          --         11,861          11,861
Investment in The Resort at Summerlin, L.P. . . . . . . . . . . . . .          95             --              --
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . .          --            625             625
Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .          --          5,152           5,152
                                                                       ----------          -----     -----------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      436       $296,616     $   296,615
                                                                       ==========       ========     ===========

LIABILITIES
Current liabilities:
          Accounts payable  . . . . . . . . . . . . . . . . . . . . .  $       --       $  8,962     $     8,962
          Construction and accounts payable . . . . . . . . . . . . .          --         11,143          11,143
          Interest payable  . . . . . . . . . . . . . . . . . . . . .          --          6,204           6,204
          Related party payable . . . . . . . . . . . . . . . . . . .           6            861             525
          Current portion of long-term debt . . . . . . . . . . . . .          --         10,870          10,870
          Accrued expenses and other  . . . . . . . . . . . . . . . .          --         10,627          10,627
                                                                       ----------         ------     -----------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . .           6         48,667          48,331

Tenant security deposits payable  . . . . . . . . . . . . . . . . . .          --             95              95
Long-term debt, net of discount of $5,332 . . . . . . . . . . . . . .          --        205,568         205,568
Warrants redeemable for partnership interests . . . . . . . . . . . .          --         22,202          22,202
                                                                       ----------         ------     -----------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .          --        276,532         276,196

Limited partners' interests . . . . . . . . . . . . . . . . . . . . .          --             --          19,989

STOCKHOLDER'S EQUITY AND PARTNERSHIP INTERESTS
Common stock, no par value, 2,500 shares
          authorized, 1,000 shares issued . . . . . . . . . . . . . .         683             --             683
General partner interest  . . . . . . . . . . . . . . . . . . . . . .          --            675              --
Limited partners' interests . . . . . . . . . . . . . . . . . . . . .          --         77,393              --
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . .        (253)       (57,984)           (253)
                                                                       ----------      ---------     -----------
Total stockholder's equity and partnership interests  . . . . . . . .         430         20,084             430
                                                                       ----------      ---------     -----------
Total liabilities, stockholder's equity and partnership interests . .  $      436      $ 296,616     $   296,615
                                                                       ==========      =========     ===========


SEE ACCOMPANYING NOTES.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          DECEMBER 31, 1998
                                                                         --------------------------------------------------
                                                                                                             CONSOLIDATED
                                                                          RAS INC.         RAS L.P.            RAS INC.
                                                                         ---------   --------------------  ----------------
 ASSETS
 Current assets:
    Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . .   $        4      $    117,885        $    117,889
    Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . .            -             4,438               4,438
    Interest receivable  . . . . . . . . . . . . . . . . . . . . . . .            -               151                 151
    Related party receivable . . . . . . . . . . . . . . . . . . . . .            -                 9                   4
    Other current assets . . . . . . . . . . . . . . . . . . . . . . .            -               771                 771
                                                                         ----------      ------------        ------------
 Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .            4           123,254             123,253

 Property and equipment:
    Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -            16,628              16,628
    Land improvements  . . . . . . . . . . . . . . . . . . . . . . . .            -               629                 629
    Construction in progress . . . . . . . . . . . . . . . . . . . . .            -           125,587             125,587
    Furniture, fixtures and equipment  . . . . . . . . . . . . . . . .            -             7,925               7,925
                                                                         ----------      ------------        ------------
                                                                                  -           150,769             150,769
    Accumulated depreciation . . . . . . . . . . . . . . . . . . . . .            -              (417)               (417)
                                                                         ----------      ------------        ------------
                                                                                  -           150,352             150,352

 Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             7,978               7,978
 Debt issuance costs, net of accumulated amortization of $1,660. . . .            -            11,520              11,520
 Investment in The Resort at Summerlin, L.P. . . . . . . . . . . . . .          548                 -                   -
 Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . .            -               519                 519
 Security deposits . . . . . . . . . . . . . . . . . . . . . . . . . .            -               682                 682
 Preopening costs  . . . . . . . . . . . . . . . . . . . . . . . . . .            -            10,611              10,611
                                                                         ----------      ------------        ------------
 Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      552      $    304,916        $    304,915
                                                                         ==========      ============        ============

 LIABILITIES
 Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .   $        -      $      1,042        $      1,042
    Construction and preopening accounts payable . . . . . . . . . . .            -            17,514              17,514
    Interest payable . . . . . . . . . . . . . . . . . . . . . . . . .            -             2,167               2,167
    Partner distribution payable . . . . . . . . . . . . . . . . . . .            -               238                 238
    Related party payable  . . . . . . . . . . . . . . . . . . . . . .            6               124                 125
    Other current liabilities  . . . . . . . . . . . . . . . . . . . .            -                 2                   2
                                                                         ----------      ------------        ------------
 Total current liabilities . . . . . . . . . . . . . . . . . . . . . .            6            21,087              21,088

 Tenant security deposits payable  . . . . . . . . . . . . . . . . . .            -                15                  15
 Long-term debt, net of discount of $5,578 . . . . . . . . . . . . . .            -           207,262             207,262
 Warrants redeemable for partnership interests . . . . . . . . . . . .            -            15,201              15,201
                                                                         ----------      ------------        ------------
 Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .            6           243,565             243,566

 Limited partners' interests . . . . . . . . . . . . . . . . . . . . .            -                 -              60,803

 STOCKHOLDER'S EQUITY AND PARTNERSHIP INTERESTS
 Common stock, no par value, 2,500 shares authorized,
   1,000 shares issued . . . . . . . . . . . . . . . . . . . . . . . .          683                 -                 683
 General partner interest  . . . . . . . . . . . . . . . . . . . . . .            -               675                   -
 Limited partners' interests . . . . . . . . . . . . . . . . . . . . .            -            73,393                   -
 Deficit accumulated during development stage  . . . . . . . . . . . .         (137)          (12,717)               (137)
                                                                         ----------      ------------        ------------

 Total stockholder's equity and partnership interests. . . . . . . . .          546            61,351                 546
                                                                         ----------      ------------        ------------
 Total liabilities, stockholder's equity and partnership interests . .   $      552      $    304,916        $    304,915
                                                                         ==========      ============        ============

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    QUARTER ENDED SEPTEMBER 30, 1999
                                                                       ----------------------------------------------------------
                                                                                                                  CONSOLIDATED
                                                                            RAS INC.            RAS L.P.            RAS INC.
                                                                       ------------------  ------------------  ------------------
 Revenues:
           Casino  . . . . . . . . . . . . . . . . . . . . . . . . .              --                7,504               7,504
           Rooms . . . . . . . . . . . . . . . . . . . . . . . . . .              --                  658                 658
           Food and beverage . . . . . . . . . . . . . . . . . . . .              --                3,952               3,952
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .              --                  151                 151
           Management fees . . . . . . . . . . . . . . . . . . . . .             337                   --                  --
                                                                            --------           ----------          ----------
                                                                                 337               12,265              12,265
           Less - promotional allowances . . . . . . . . . . . . . .              --               (1,107)             (1,107)
                                                                            --------           -----------         -----------
                                                                                 337               11,158              11,158
 Costs and expenses:
           Casino  . . . . . . . . . . . . . . . . . . . . . . . . .              --                5,749               5,749
           Rooms . . . . . . . . . . . . . . . . . . . . . . . . . .              --                  971                 971
           Food and beverage . . . . . . . . . . . . . . . . . . . .              --                3,912               3,912
           Other . . . . . . . . . . . . . . . . . . . . . . . . . .              --                  249                 249
           Provision for losses on receivables . . . . . . . . . . .              --                  240                 240
           General and administrative  . . . . . . . . . . . . . . .              --               11,115              10,778
           Depreciation  . . . . . . . . . . . . . . . . . . . . . .              --                  915                 915
           Preopening expenses . . . . . . . . . . . . . . . . . . .              --                6,909               6,909
           Equity in loss of The Resort at Summerlin, L.P. . . . . .             219                   --                  --
                                                                            --------           ----------          ----------
                                                                                 219               30,060              29,723
                                                                            --------           ----------          ----------
 Operating income (loss) . . . . . . . . . . . . . . . . . . . . . .              118              (18,902)            (18,565)

 Other income (expense):
           Interest income . . . . . . . . . . . . . . . . . . . . .              --                  187                 187
           Interest expense, net of amounts capitalized:
                        Long-term debt . . . . . . . . . . . . . . .              --               (2,451)             (2,451)
                        Accretion of warrant liability . . . . . . .              --                 (705)               (705)
                                                                            --------           ----------          ----------
                                                                                  --               (2,969)             (2,969)
                                                                            --------           ----------          ----------
 Loss before limited partners' interest  . . . . . . . . . . . . . .             118              (21,871)            (21,534)

 Limited partners' interest  . . . . . . . . . . . . . . . . . . . .              --                   --              21,652
                                                                            --------           ----------          ----------
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .        $    118           $  (21,871)         $      118
                                                                            ========           ==========          ==========

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            QUARTER ENDED SEPTEMBER 30, 1998
                                                                ---------------------------------------------------------
                                                                                                          CONSOLIDATED
                                                                     RAS INC.           RAS L.P.            RAS INC.
                                                                ------------------  -----------------  ------------------
 Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .       $     --          $        --         $       --

 Costs and expenses:
           Equity in loss of The Resort at Summerlin, L.P. . .             28                   --                 --
           General and administrative  . . . . . . . . . . . .              5                  189                194
           Depreciation  . . . . . . . . . . . . . . . . . . .             --                   66                 66
                                                                     --------          -----------         ----------
                                                                           33                  255                260

 Other income (expense):
           Interest income . . . . . . . . . . . . . . . . . .             --                1,741              1,741
           Interest expense, net of amounts capitalized:
                        Long-term debt . . . . . . . . . . . .             --               (1,899)            (1,899)
                        Accretion of warrant liability . . . .             --               (2,358)            (2,358)
                                                                     --------          -----------         ----------
                                                                           --               (2,516)            (2,516)
                                                                     --------          -----------         ----------
 Loss before limited partners' interest  . . . . . . . . . . .            (33)              (2,771)            (2,776)

 Limited partners' interest  . . . . . . . . . . . . . . . . .             --                   --              2,743
                                               .                     --------          -----------         ----------
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .       $    (33)         $    (2,771)        $      (33)
                                                                     ========          ===========         ==========

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                         -----------------------------------------------------------
                                                                                                     CONSOLIDATED
                                                              RAS INC.             RAS L.P.            RAS INC.
                                                         -------------------  ------------------  ------------------
 Revenues:
           Casino  . . . . . . . . . . . . . . . . . . . .         --                7,504               7,504
           Rooms . . . . . . . . . . . . . . . . . . . . .         --                  658                 658
           Food and beverage . . . . . . . . . . . . . . .         --                3,952               3,952
           Other . . . . . . . . . . . . . . . . . . . . .         --                  151                 151
           Management fees . . . . . . . . . . . . . . . .        337                   --                  --
                                                             --------           ----------          ----------
                                                                  337               12,265              12,265
           Less - promotional allowances . . . . . . . . .         --               (1,107)             (1,107)
                                                             --------           -----------         -----------
                                                                  337               11,158              11,158
 Costs and expenses:
           Casino  . . . . . . . . . . . . . . . . . . . .         --                5,749               5,749
           Rooms . . . . . . . . . . . . . . . . . . . . .         --                  972                 972
           Food and beverage . . . . . . . . . . . . . . .         --                3,912               3,912
           Other . . . . . . . . . . . . . . . . . . . . .         --                  249                 249
           Provision for losses on receivables . . . . . .         --                  240                 240
           General and administrative  . . . . . . . . . .         --               13,090              12,753
           Depreciation  . . . . . . . . . . . . . . . . .         --                1,140               1,140
           Preopening expenses . . . . . . . . . . . . . .         --               15,779              15,779
           Equity in loss of The Resort at Summerlin, L.P.        453                   --                  --
                                                             --------           ----------          ----------
                                                                  453               41,131              40,794
                                                             --------           ----------          ----------
 Operating (loss). . . . . . . . . . . . . . . . . . . . .       (116)             (29,973)            (29,636)

 Other income (expense):
           Interest income . . . . . . . . . . . . . . . .         --                2,023               2,023
           Interest expense, net of amounts capitalized:
                        Long-term debt . . . . . . . . . .         --               (5,288)             (5,288)
                        Accretion of warrant liability . .         --               (1,418)             (1,418)
                                                             --------          -----------        ------------
                                                                   --               (4,683)             (4,683)
                                                             --------          -----------        ------------
 Loss before cumulative effect of
      change in accounting principle and
      limited partners' interest . . . . . . . . . . . . .       (116)             (34,656)            (34,319)

 Cumulative effect of change in accounting principle . . .         --              (10,611)            (10,611)
                                                             --------          -----------        ------------
 Loss before limited partners' interest  . . . . . . . . .         --              (45,267)            (44,930)

 Limited partners' interest  . . . . . . . . . . . . . . .         --                   --              44,814
                                                             ---------         -----------        ------------
 Net loss  . . . . . . . . . . . . . . . . . . . . . . . .   $   (116)         $   (45,267)       $       (116)
                                                             =========         ===========        ============

SEE ACCOMPANYING NOTES.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                           -----------------------------------------------------------
                                                                                                       CONSOLIDATED
                                                                 RAS INC.            RAS L.P.            RAS INC.
                                                           -------------------  ------------------  ------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .   $     --            $       --          $        --

Costs and expenses:
          Equity in loss of The Resort at Summerlin, L.P. . .        103                    --                   --
          General and administrative  . . . . . . . . . . . .          5                   477                  482
          Depreciation  . . . . . . . . . . . . . . . . . . .         --                   189                  189
                                                                --------            ----------          -----------
                                                                     108                   666                  671
Other income (expense):
          Interest income . . . . . . . . . . . . . . . . . .         --                 6,491                6,491
          Interest expense, net of amounts capitalized:
                       Long-term debt . . . . . . . . . . . .         --                (9,170)              (9,170)
                       Accretion of warrant liability . . . .         --                (6,973)              (6,973)
                                                                --------            ----------          -----------
                                                                      --                (9,652)              (9,652)
                                                                --------            ----------          -----------
Loss before limited partners' interest  . . . . . . . . . . .       (108)              (10,318)             (10,323)

Limited partners' interest  . . . . . . . . . . . . . . . . .         --                    --               10,215
                                                                --------            ----------          -----------
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . .   $   (108)           $  (10,318)         $      (108)
                                                                ========            ==========          ===========

SEE ACCOMPANYING NOTES.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                                             ----------------------------------------------------
                                                                                                                 CONSOLIDATED
                                                                                RAS INC.         RAS L.P.          RAS INC.
                                                                             ---------------  ---------------- ------------------
  OPERATING ACTIVITIES

  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    (116)     $     (45,267)    $        (116)
  Adjustments to reconcile net loss to net cash used in operating activities:
            Cumulative effect of change in accounting principle . . . . . . .           --             10,611            10,611
            Provision for losses on receivables . . . . . . . . . . . . . . .           --                240               240
            Depreciation of property and equipment  . . . . . . . . . . . . .           --              1,140             1,140
            Amortization of debt discount and issuance costs. . . . . . . . .           --              1,582             1,582
            Accretion of warrant liability, net of amounts capitalized. . . .           --              1,418             1,418
            Pay in kind notes, net of amounts capitalized . . . . . . . . . .           --              2,265             2,265
            Equity in loss of The Resort at Summerlin, L.P. . . . . . . . . .          453                 --                --
            Limited partners' interest  . . . . . . . . . . . . . . . . . . .           --                 --           (44,814)
            Changes in operating assets and liabilities:
                 Restricted cash  . . . . . . . . . . . . . . . . . . . . . .           --              2,262             2,262
                 Accounts receivable  . . . . . . . . . . . . . . . . . . . .           --             (1,321)           (1,321)
                 Interest receivable  . . . . . . . . . . . . . . . . . . . .           --                108               108
                 Prepaid expenses, inventories and other current assets......           --             (3,493)           (3,493)
                 Accounts payable . . . . . . . . . . . . . . . . . . . . . .           --              7,920             7,920
                 Related party receivable and payable . . . . . . . . . . . .         (337)               690               353
                 Interest payable . . . . . . . . . . . . . . . . . . . . . .           --                 36                36
                 Other current liabilities  . . . . . . . . . . . . . . . . .           --              3,162             3,162
                                                                                 ---------      -------------     -------------
  Net cash used in operating activities . . . . . . . . . . . . . . . . . . .           --            (18,647)          (18,647)

  INVESTING ACTIVITIES

  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            (80,193)          (80,193)
  Deposits paid on furniture, fixtures and equipment  . . . . . . . . . . . .           --            (12,512)          (12,512)
  Interest capitalized into construction in progress  . . . . . . . . . . . .           --             (5,295)           (5,295)
  Increase in construction and preopening payables  . . . . . . . . . . . . .           --                114               114
  Increase in security deposits . . . . . . . . . . . . . . . . . . . . . . .           --               (420)             (420)
  Investment in licensing costs and other intangible assets . . . . . . . . .           --               (106)             (106)
                                                                                 ---------      -------------     -------------
  Net cash used in investing activities . . . . . . . . . . . . . . . . . . .           --            (98,412)          (98,412)

  FINANCING ACTIVITIES

  Capital contribution from partner . . . . . . . . . . . . . . . . . . . . .           --              4,000             4,000
  Tax allowance distribution to minority partners . . . . . . . . . . . . . .           --               (238)             (238)
  Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --               (700)             (700)
  Tenant security deposits payable  . . . . . . . . . . . . . . . . . . . . .           --                 80                80
                                                                                 ---------      -------------     -------------
  Net cash provided by financing activities . . . . . . . . . . . . . . . . .           --              3,142             3,142
                                                                                 ---------      -------------     -------------

  Net change in cash and cash equivalents . . . . . . . . . . . . . . . . . .           --           (113,917)         (113,917)
  Cash and cash equivalents at beginning of period  . . . . . . . . . . . . .            4            117,885           117,889
                                                                                 ---------      -------------     -------------
  Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . .    $       4      $       3,968     $       3,972
                                                                                 =========      =============     =============


Supplemental Information:
            Interest paid                                                        $       -      $       6,639     $       6,639
            Interest capitalized into construction in progress
            from warrant accretion, pay-in-kind notes
            and interest payable                                                         -      $      14,650     $      14,650

Supplemental disclosure of noncash activity:

    The Companies' borrowings on its unsecured line of credit increased by $1.8 million to fund security deposits on equipment leases. The leasing company withheld approximately $2,450,000 of reimbursements due to the Companies, of which approximately $200,000 reduced the outstanding principal of the unsecured line and $2,250,000 funded security deposits on the leases.


SEE ACCOMPANYING NOTES.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                       ----------------------------------------------------------
                                                                                                                  CONSOLIDATED
                                                                          RAS INC.             RAS L.P.             RAS INC.
                                                                       ----------------  -------------------  -------------------
OPERATING ACTIVITIES
Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      ($108)              ($10,318)               ($108)
Adjustments to reconcile net loss to net cash provided
          by operating activities:
          Depreciation of property and equipment. . . . . . . . . . . .         --                    189                  189
          Amortization of debt discount and issuance costs. . . . . . .         --                  1,432                1,432
          Accretion of warrant liability. . . . . . . . . . . . . . . .         --                  6,974                6,974
          Interest paid by issuance of Senior Subordinated
                   Notes. . . . . . . . . . . . . . . . . . . . . . . .         --                  5,955                5,955
          Equity in loss of The Resort at Summerlin, L.P. . . . . . . .        103                     --                   --
          Limited partners' interest  . . . . . . . . . . . . . . . . .         --                     --              (10,215)
          Changes in operating assets and liabilities
               Interest receivable  . . . . . . . . . . . . . . . . . .         --                   (243)                (243)
               Prepaid expenses . . . . . . . . . . . . . . . . . . . .         --                   (141)                (141)
               Accounts payable . . . . . . . . . . . . . . . . . . . .          5                     --                    5
               Interest payable . . . . . . . . . . . . . . . . . . . .         --                  5,426                5,426
                                                                         ---------          -------------         ------------
Net cash provided by operating activities . . . . . . . . . . . . . . .         --                  9,274                9,274

INVESTING ACTIVITIES
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .         --                (75,718)             (75,718)
Interest capitalized into construction in progress. . . . . . . . . . .         --                 (6,945)              (6,945)
Preopening costs  . . . . . . . . . . . . . . . . . . . . . . . . . . .         --                 (4,057)              (4,057)
Increase in construction and preopening payables. . . . . . . . . . . .         --                 13,588               13,588
Purchases of investments  . . . . . . . . . . . . . . . . . . . . . . .         --                (41,966)             (41,966)
Investment in licensing costs and other intangible assets . . . . . . .         --                   (109)                (109)
                                                                         ---------          -------------         ------------
Net cash used in investing activities . . . . . . . . . . . . . . . . .         --               (115,207)            (115,207)

FINANCING ACTIVITIES
Debt issuance costs . . . . . . . . . . . . . . . . . . . . . . . . . .         --                   (480)                (480)
                                                                         ---------          -------------         ------------
Net cash used in financing activities . . . . . . . . . . . . . . . . .         --                   (480)                (480)
                                                                         ---------          -------------         ------------

Net change in cash and cash equivalents . . . . . . . . . . . . . . . .         --               (106,413)            (106,413)
Cash and cash equivalents at beginning of period. . . . . . . . . . . .          4                175,488              175,492
                                                                         ---------          -------------         ------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . .  $       4          $      69,075         $     69,079
                                                                         =========          =============         ============

Supplemental Information:
        Interest paid                                                    $       -          $       3,108         $      3,108

SEE ACCOMPANYING NOTES.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The Resort at Summerlin, Limited Partnership ("RAS L.P.") is majority owned by Swiss Casinos of America, Inc. ("SCA"). RAS L.P. was formed on August 15, 1996 for the purpose of acquiring land and developing and operating a resort facility (the "Resort Casino") in the Summerlin master planned community in Las Vegas, Nevada ("Summerlin"). The Resort at Summerlin, Inc. ("RAS Inc." and, together with RAS L.P., the "Companies") is a wholly owned subsidiary of SCA and serves as general partner of RAS L.P. Swiss Casinos Holding AG ("SCH") owns 83.0% of SCA and is a limited partner in RAS L.P. The ownership percentages in RAS L.P. are as follows:

          RAS Inc.                        1.00%
          SCA                            69.46%
          SCH                            23.36%
          Unaffiliated investors          6.18%

These percentages reflect a $4.0 million equity contribution by SCH on August 30, 1999.

RAS L.P. allocates earnings and losses to the partners in accordance with these percentages.

RAS L.P. owns and operates the Resort Casino, which includes a casino, hotel, conference center, spa, restaurants and retail center.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the Companies' December 31, 1998 audited consolidated financial statements included in the Companies' Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on March 31, 1999 and should be read in conjunction with the Notes to Consolidated Financial Statements which appear therein. The Consolidated Balance Sheet as of December 31, 1998 contained herein was derived from audited financial statements, but does not include all disclosures included in the December 31, 1998 audited consolidated financial statements and applicable under generally accepted accounting principles.

The Companies began operations of the Resort Casino on July 15, 1999, prior to which time the Companies were development stage companies.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been included. The results for the 1999 interim periods reported upon are not necessarily indicative of expected results for the full year.

The Companies have made certain reclassifications to the financial statements for the three and nine month periods ended September 30, 1998 to conform to the financial statement presentation for the three and nine month periods ended September 30, 1999. These reclassifications have no effect on net income.

As prescribed by Statement of Position 78-9 of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC"), Accounting for Investments in Real Estate Ventures, RAS Inc.'s indirect ownership in RAS L.P. through SCA and its direct 1.0% general partnership investment constitutes a controlling interest. Therefore, RAS L.P. is considered a subsidiary requiring consolidation in the financial statements of RAS Inc. RAS Inc.'s sole business activity at this time is its 1.0% general partnership interest in RAS L.P. The consolidated RAS Inc. financial statements include the following adjusting entries:

- Elimination of RAS Inc.'s investment in RAS L.P.

- Reclassification of the 99.0% limited partnership interests in RAS L.P. to a minority interest within the balance sheet.

- Allocation of 99.0% of the net losses of RAS L.P. to the limited partners and the elimination of RAS Inc.'s equity interest in the losses of RAS L.P.

- Elimination of intercompany management fees, accounts payable and accounts receivable.

In April 1998, AcSEC issued Statement of Position 98-5 entitled "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires entities to expense costs of preopening activities as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Companies adopted SOP 98-5 on January 1, 1999. Upon adoption, the Companies reported the initial adoption as a cumulative effect of a change in accounting principle of $10.6 million and expensed subsequent preopening costs as incurred of $15.8 million for the nine months ended September 30, 1999.

2. CONSTRUCTION MANAGER DISPUTE

  In December 1997, RAS L.P. executed a Construction Management Agreement (the "Construction Contract") with J.A. Jones Construction ("Jones") for the construction of the Resort Casino for a guaranteed maximum price of $133 million. As a result of disputes which subsequently arose under the Construction Agreement with respect to the cost and timing of the completion of the Resort Casino, on December 22, 1998, the Companies and Jones entered into a Settlement Agreement (the "Settlement Agreement") concerning the Construction Contract.

  The Settlement Agreement provides (i) RAS L.P. will pay to Jones an additional $23 million (inclusive of $3 million previously budgeted for the completion of the Resort Casino), as set forth in the Construction Contract and including certain additional work; (ii) the Companies are not responsible for any additional project costs necessary to accomplish substantial completion of the Resort Casino on or before April 30, 1999 except as otherwise expressly set forth in the Settlement Agreement; (iii) Jones is solely responsible, and will indemnify the Companies, for all costs of substantial completion except as otherwise expressly provided in the Settlement Agreement; (iv) if substantial completion of the Resort Casino does not occur on or before April 30, 1999 (which it did not), all delay and other penalties provided for in the Construction Contract would commence as of April 30, 1999, and Jones is not entitled to any amounts for general conditions or any other payments of a similar nature from that date, unless certain savings specified in the Construction Contract are achieved; (v) for a bonus to Jones of up to $1 million provided that the Resort Casino is substantially completed on or before April 30, 1999 (which it was not), and that no bonus shall be paid if the Resort Casino is not substantially completed on or before April 30, 1999.

  In the Settlement Agreement, Jones represented that it had reviewed all of the construction documents and determined that the Resort Casino, including the second hotel, can be constructed "in a fashion and of a functionality, quality and level of aesthetics reasonably inferable from the architects' design to create a five-star rated property" and that Jones did not know of any reason that the Resort Casino could not be constructed as described in the Settlement Agreement or substantially completed on or before April 30, 1999 for the amount set forth in the Construction Contract as modified by the Settlement Agreement.

  Jones failed to achieve substantial completion of the Resort Casino by April 30, 1999. The Companies have advised Jones that it has breached the Construction Contract; RAS L.P. has invoked certain liquidated damages provisions as of May 1, 1999; and the Companies have reserved their rights to hold Jones liable for all damages which result from Jones' breach. Since the execution of the Settlement Agreement, Jones also has presented to RAS L.P. additional requests for change orders for work totaling approximately $18.2 million. RAS L.P. has accepted $13.4 million, and has rejected $4.8 million. RAS L.P. has informed Jones that it believes certain of the rejected change orders are for construction subject to the terms of the Settlement Agreement that Jones is obligated to provide pursuant to the terms thereof and are not properly the subject of change orders. RAS L.P. also believes that it may possess legal rights against Jones and/or others with respect to certain of the change orders which it has accepted, and RAS L.P. has accepted certain change orders only for the purpose of having work continue on the Resort Casino.

  Jones has denied the Companies' allegations of breach of the Construction Contract and disagrees with the Companies with respect to the disputed change orders; however, Jones continues to perform work on the Resort Casino. The Companies intend vigorously to pursue their rights under the Construction Contract as modified by the Settlement Agreement and as appropriate with respect to the disputed change orders in a manner consistent with achieving their overall business goal of the successful completion of the remainder of the Resort Casino. Notwithstanding this dispute, the Companies and Jones are continuing to cooperate with respect to the completion of the Resort Casino. There can be no assurance as to the ultimate outcome of the dispute with Jones or the Companies' ability to achieve successful operations of the Resort Casino at any time.

3. OPERATING LEASES

During the second quarter of 1999, the Companies closed on approximately $44.9 million of equipment operating leases. The

Companies are using the operating lease facilities to finance new gaming devices, related systems, vehicles and furniture, fixtures and equipment. As of September 30, 1999, approximately $10.l million was due from the leasing company to reimburse RAS L.P. for deposits paid by RAS L.P. to certain vendors. Subsequent to September 30, 1999, RAS L.P. collected approximately $9.1 million of the outstanding reimbursements due from the leasing company. In order to fund the $9.1 million, the leasing company sold participation in the leases to SCA, which in turn borrowed funds from SCH to purchase the lease participation. The leasing company owes suppliers of the leased equipment approximately $5.4 million, which amount RAS L.P. may pay to the suppliers and then seek reimbursement from the leasing company.

The terms of the facilities are for 36 to 48 months. Maximum annual payments under the facilities will be approximately $15.5 million. The Companies have been granted an option, upon expiration of the facilities, to (i) purchase not less than all of the equipment, by equipment category, at fair market value as determined by an independent appraiser, (ii) renew the facilities for 12 months, or (iii) return the equipment to the leasing company.


4. LONG-TERM DEBT

Debt outstanding as of September 30, 1999 includes the following (in thousands):

          First Mortgage Notes                              $    100,000
          Senior Subordinated PIK Notes                          120,170
          Unsecured Credit Facility                                1,600
                                                            ------------
                                                                 221,770
          Less unamortized original issue discount                (5,332)
          Less current portion                                   (10,870)
                                                            ------------
          Total long-term debt                              $    205,568
                                                            ============

On October 21, 1999, RAS L.P. borrowed the remaining $3.4 million available of its $5.0 million unsecured line of credit, bringing the total amount outstanding to $5.0 million. In order to fund the $3.4 million, the leasing company sold participation in the unsecured line to SCA, which in turn borrowed funds from SCH to purchase the line of credit participation.

LONG-LIVED ASSETS

The Companies have adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Long-lived assets which are not to be disposed of, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Companies deem an asset to be impaired if a projection of undiscounted future operating cash flows directly related to the asset, including disposal value if any, is less than the carrying amount. The Company measures fair value by discounting estimated cash flows, and considerable management judgement is necessary related to this estimate. Accordingly, actual results could vary significantly from such estimates. Continued operating losses during the third quarter ended September 30, 1999 required management to review the Companies' long-lived assets for potential impairment. Management determined that the carrying amount of the Companies' long-lived assets has not been impaired, as projections on undiscounted future cash flows exceeded the carrying amount of related long-lived assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, the information contained in the financial statements, including the notes thereto, included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q contains certain "forward-looking statements" which represent the Companies' expectations or beliefs, including, but not limited to, statements concerning (i) the completion and opening of the remaining components of the Resort Casino; and
(ii) RAS L.P.'s operations, performance, financial condition and plans to obtain additional financing. Any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, including, but not limited to, those relating to development and construction activities; market fluctuations; gaming and other regulatory matters; the receipt of certificates of occupancy; the impact of internal and external problems caused by the Year 2000 computer problem; taxation; dependence on existing management; leverage and debt service (including sensitivity to fluctuations in interest rates); ability to realize the full value of current assets; ability to obtain additional financing; domestic or international economic conditions; changes in federal and state laws or the administration of such laws; and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). Certain of these risks and uncertainties are beyond the Companies' control, and actual results may differ materially depending on a variety of important factors, including those described in this Form 10-Q.

DEVELOPMENT ACTIVITIES

The Resort Casino opened for business on July 15, 1999 with the Regent Grand Spa hotel, Ceres wellness cuisine restaurant, the casino, the Upstairs Market buffet, the parking lot and the parking garage. During September, the Resort Casino opened the pool and gardens, the conference center and most of the restaurants and shops in the lifestyle center. The Companies expect the spa and a portion of the Regent Grand Palms hotel to open during the fourth quarter of 1999.

The partial opening of the Resort Casino and subsequent construction delays have had a significant negative impact on the Companies' operating results to date. The Companies believe that operating results will continue to be negatively impacted until the entire Resort Casino is open for business to the public. See "Results of Operations" below.

Since the December 22, 1998 Settlement Agreement, Jones has continued to file additional claims for change orders, general conditions and other amounts. (See Footnote 2 to the Financial Statements, "Construction Manager Dispute," included in this Form 10-Q.)

Construction projects of this nature entail significant risks and the anticipated costs and completion schedule are based upon budgets, design documents and schedule estimates. As construction progresses, there is always a possibility that delay claims and construction change orders may occur or that certificates of occupancy may not be obtained on a timely basis.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAS Inc. does not have significant assets or operations. Accordingly, the following discussion pertains only to RAS L.P.

Cash and cash equivalents decreased to $4.0 million as of September 30, 1999, compared to $117.9 million as of December 31, 1998. This decrease occurred as the Companies expended available cash for the construction and equipping of the Resort Casino, funding the preopening expenses of the Resort Casino and funding operating losses during the three months ended September 30, 1999. Accounts payable, construction accounts payable, and accrued expenses increased to $30.7 million as of September 30, 1999, compared to $18.6 million as of December 31, 1998. This increase is mainly attributable to operating accounts payable associated with the opening and operating of the Resort Casino. Long-term debt, including current portions, increased to $216.4 million as of September 30, 1999, compared to $207.3 million as of December 31, 1998. This increase is due in part to the issuance of $7.3 million of pay-in-kind notes to pay the June 15, 1999 interest on the 13% Senior Subordinated PIK Notes due 2004 ("Senior Subordinated PIK Notes") and borrowings of $1.8 million of the $5.0 million unsecured line of credit.

A portion of the Resort Casino opened for business on July 15, 1999. Total operating revenues, net of complimentary items, for the three and nine months ended September 30, 1999 were $11.2 million. Operating losses for the three and nine months ended September 30, 1999 were $18.9 million and $30.0 million, respectively. Operating losses for the corresponding periods of 1998 were insignificant, as the Resort Casino was in the development stage.

The Companies' goal was to open all of the Resort Casino on June 29, 1999. Several factors resulted in a delay and a partial opening on July 15, 1999, including (i) ongoing construction delays; (ii) the malfunction of a major piece of electrical equipment; (iii) longer than expected time frames for the fire and life safety testing and City of Las Vegas permitting process; and (iv) a major city-wide flood on July 8, 1999. The partial opening of the Resort Casino has had a significant negative impact on the Companies' operating results to date. The lack of dining and entertainment options until September hampered the Companies' ability to attract local residents to the Resort Casino. The lack of the pool, gardens and conference center until September and the continued lack of the spa and second hotel have prevented the Companies from aggressively marketing the property to out-of-town hotel guests, including golfer-gamblers, spa guests, conference and incentive travel guests and free independent travelers. In addition, July and August tend to be weak months for desert golf and spa resorts because of the extremely hot weather.

RAS L.P.'s revenues for each month in the quarter ended September 30, 1999 were as follows:


         (in thousands)             July 1999 (15 days)    August 1999     September 1999     Quarter Ended September 30, 1999
Total revenues, net of
complimentary items                             $2,362          $3,761             $5,035                              $11,158


September revenues were 34% higher than in August. Revenues for October were $6.9 million, or 37% higher than in September. This month on month growth demonstrates the positive impact of the September opening of several components of the Resort Casino. The Companies expect operating performance to improve during the fourth quarter of 1999 due to the completion of the other facilities in the Resort Casino, the more attractive weather for golf and spa resort guests and the celebrations anticipated for New Year's Eve. However, such improvement in operating results is subject to the successful completion, marketing and operation of the Resort Casino.

General and administrative expenses were $11.1 million for the three months ended September 30 , 1999 and $13.1 million for nine months ended September 30, 1999. These expenses increased from minimal amounts in the corresponding 1998 periods due to the opening of the Resort Casino on July 15, 1999. Depreciation increased significantly during the 1999 periods as a portion of the building and other fixed assets were placed in service during the third quarter of 1999.

Interest income declined significantly in 1999 versus 1998 in the three and nine month periods. This decline was due to lower invested fund balances as the proceeds from debt and equity funding were expended to construct and open the Resort Casino.

Interest expense for the three months ended September 30, 1999 decreased to $3.2 million from $4.3 million for the three months ended September 30, 1998. Although more debt was outstanding in the 1999 period, the amount of interest capitalized increased due to larger construction in progress balances. For the same reasons, interest expense for the nine months ended September 30, 1999 decreased to $6.7 million from $16.1 million for the nine months ended September 30, 1998

PREOPENING COSTS

Prior to 1999, it was RAS L.P.'s policy to capitalize preopening expenses as incurred and charge such costs to expense at the commencement of operations. These costs include legal fees, payroll, travel, and other costs related to the development of the Resort Casino.

In April 1998, AcSEC issued SOP 98-5 entitled "Reporting on the Costs of Start-up Activities" which requires entities to expense costs of preopening activities as they are incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Companies adopted SOP 98-5 on January 1, 1999. Upon adoption, the Companies reported the initial adoption as a cumulative effect of a change in accounting principle of $10.6 million and expensed subsequent preopening costs as incurred of $6.9 million for the three months ended September 30, 1999 and $15.8 million for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Companies' capital requirements during the remainder of 1999 are expected to include (i) approximately $22.3 million for the completion of the Resort Casino including construction costs, costs related to the acquisition of furniture, fixtures and equipment and the payment of retention amounts due under the Construction Contract; (ii) interest payments on the First Mortgage Notes due 2004 ("First Mortgage Notes") and Senior Subordinated PIK Notes; and (iii) operating losses. The Companies intend to fund these capital requirements from available cash at September 30, 1999 including a portion of the interest escrow account for the First Mortgage Notes; the anticipated net proceeds to the Companies of reimbursements related to operating lease facilities; and the proceeds of additional permitted borrowing. The Companies also are pursuing claims under their insurance policies for a portion of the interest expense incurred during the delay in completing the Resort Casino.

The Companies' available sources of capital are insufficient to meet their presently foreseeable capital requirements through the end of 1999. In the longer term, the Companies do not believe the Resort Casino will generate sufficient cash flow to meet its debt service and other cash outflow requirements and maintain compliance with the covenants applicable to the Senior Subordinated PIK Notes and First Mortgage Notes. The Companies are pursuing additional sources of capital including additional equity investments from both current investors and others, permitted borrowings and lease financing transactions. Such additional capital may be unavailable to the

Companies on acceptable terms or at all and there can be no assurance that the Companies will be successful in obtaining the additional required capital. In the event that available sources of capital are unavailable or inadequate to meet the Companies' capital needs, any resulting shortfall may be material and adversely impact the ability of the Companies to continue operation of the Resort Casino and to meet the Companies' obligations with respect to the Senior Subordinated PIK Notes and the First Mortgage Notes.

On August 30, 1999, SCH contributed $4.0 million of additional equity to RAS
L.P.

Under the terms of the December 30, 1997 Credit Agreement (the "Credit Agreement") with respect to the Companies' First Mortgage Notes and the December 31, 1997 Indenture (the "Indenture") with respect to the Companies' Senior Subordinated PIK Notes, the Companies may obtain additional sources of liquidity, if necessary, including up to $15.0 million of capital lease financing for furniture, fixtures and equipment, and operating lease financing.

To date, the Companies have closed on the following credit facilities with a lease financing company:

   - operating lease facility for up to $15.0 million of general equipment;

   - operating lease facility for up to approximately $10.9 million for gaming equipment;

   - operating lease facility for up to $15.0 million of hotel and casino furniture, fixtures and equipment;

   - operating lease facility for up to $4.0 million for certain other equipment; and

   -      unsecured credit facility for $5.0 million.

The Companies are using the operating lease facilities to finance new gaming devices, related systems, vehicles and furniture, fixtures and equipment acceptable to the leasing company. As of September 30, 1999, approximately $10.1 million was due from the leasing company to reimburse RAS L.P. for deposits paid by RAS L.P. to certain vendors. Subsequent to September 30, 1999, RAS L.P. collected approximately $9.1 million of the outstanding reimbursements due from the leasing company. In order to fund the $9.1 million, the leasing company sold participation in the leases to SCA, which in turn borrowed funds from SCH to purchase the lease participation. The leasing company owes suppliers of the leased equipment approximately $5.4 million, which amount RAS L.P. may pay to the suppliers and then seek reimbursement from the leasing company.

The terms of the facilities are for 36 to 48 months. Maximum annual payments under the facilities will be approximately $15.5 million. The Companies have been granted an option, upon expiration of the facilities, to (i) purchase not less than all of the equipment, by equipment category, at fair market value as determined by an independent appraiser, (ii) renew the facilities for 12 months, or (iii) return the equipment to the leasing company.

RAS L.P. borrowed $1.8 million of the $5.0 million unsecured credit facility on July 20, 1999, of which $200,000 was subsequently repaid. The loan is repayable over 24 months fully amortizing at an interest rate of 13.0%. On October 21, 1999, RAS L.P. borrowed $3.4 million, bringing the total amount outstanding to $5.0 million. In order to fund the $3.4 million, the leasing company sold participation in the unsecured line to SCA, which in turn borrowed funds from SCH to purchase the line of credit participation.

As of September 30, 1999, the Companies had approximately $10.2 million in an interest escrow account. Subject to certain application procedures, the Companies can use these funds to pay the interest due on the First Mortgage Notes through June 30, 2000. Any balance remaining after the June 30, 1999 withdrawal will be applied to the outstanding principal amount of the First Mortgage Notes on September 30, 1999. On October 29, 1999, the Companies withdrew $2.3 million to make a quarterly interest payment.

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

Based on recent assessments, RAS L.P. believes that its systems, including information systems and embedded chips, are Year 2000 compliant and will properly recognize dates beyond December 31, 1999. Given that RAS L.P. is a relatively new entity and significant systems were not implemented until 1997, management was able to select and implement systems which had previously been certified as Year 2000 compliant. Although the costs of achieving Year 2000 compliance are difficult to estimate, management does not believe that they were material.

RAS L.P. is in the process of contacting its significant suppliers and subcontractors that do not share information systems with RAS L.P. (external agents) as to their Year 2000 compliance. To date, RAS L.P. is not aware of any external agent with a Year 2000 issue that would materially impact RAS L.P.'s results of operations, liquidity, or capital resources. However, RAS L.P. has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 compliance in a timely fashion could materially adversely impact RAS L.P. The effect of non-compliance by external agents is not determinable. Possible Year 2000 related problems due to external agents could include loss of power or telephone service, supply shortages and flight cancellations.

In the event that RAS L.P. experiences Year 2000 difficulties with its systems or with significant external agents, RAS L.P. has contingency plans for certain critical applications and is developing such plans for others. Contingency plans generally consist of performing mission critical procedures manually or with substitute systems which are Year 2000 compliant. The use of certain manual procedures and substitute systems would lower the level of service the Companies are able to offer their guests and may result in lost revenues and increased expenses.

CHANGE IN PRESIDENT AND CEO

Effective November 15, 1999, Mr. Darrell Luery will become the President and Chief Executive Officer of RAS L.P. in which capacity he will be responsible for the completion and operations of the Resort Casino. Since 1997, Mr. Luery has been president of Ruffin Gaming which operates the New Frontier in Las Vegas, the Marriott hotel and Crystal Palace Casino in the Bahamas and Wichita Greyhound Park. Prior to that time, Mr. Luery was the president and chief operating officer of Bally's Las Vegas for seven years. Mr. Luery also has served as corporate vice-president of worldwide marketing for Holiday Inns, Inc., corporate senior vice-president of marketing for Harrah's hotels and casinos, general manger of Harrah's hotel/casino in Atlantic City, president of Trump Plaza and executive vice-president of Ramada Inns Inc., overseeing its Nevada operations including the Tropicana Hotel and Casino.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RAS L.P. is exposed to market risk in the form of fluctuations in interest rates and their potential impact upon the First Mortgage Notes, which are variable-rate debt. Of the $100.0 million First Mortgage Notes, $50.0 million are covered under a cap of 11.0% until March 31, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the opinion of management, with the exception of the dispute with Jones, the Companies are not engaged in any litigation or other legal dispute that could have a material adverse impact on the Companies. See Note 2 to the Financial Statements for a description of the dispute with Jones.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NOT APPLICABLE.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

NOT APPLICABLE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)                                EXHIBITS
          2.1    December 22, 1997 Purchase Agreement.*

          3.1    Certificate of Limited Partnership of RAS L.P.*

          3.2    Agreement of Limited Partnership, as amended, of RAS L.P.*

           3.3   Articles of Incorporation of RAS Inc.*

           3.4   Bylaws of RAS Inc.*

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

          4.11   December 31, 1997 Global Note.*

          4.12   Form of Partnership Warrants.*

          4.13   Form of Corporate Warrants.*

          10.1   December 22, 1997 Construction Contract.*

          10.2   December 16, 1997 License Agreement.*

          10.3   December 29, 1997 Architect Agreement.*

          10.4   August 15, 1996 Development Declaration and Option to
                 Repurchase.*

          10.5   August 15, 1996 Royalty Agreement.*

          10.6   December 22, 1997 Guaranty of Completion of J.A. Jones, Inc.*

          10.7   December 30, 1997 Credit Agreement.*

          10.8   December 30, 1997 Subordinated Notes Proceeds Agreement.*

          10.9   Golf Course Agreement.*

          1.10   January 13, 1998 Construction Management Contract.*

         10.11   December 22, 1998 Settlement Agreement.*

         10.12   Amendment Agreement dated July 6, 1999.*

          27.1   Financial Data Schedule.**

          27.2   Financial Data Schedule.**

----------

*      FILED PREVIOUSLY.

**     FILED HEREWITH.

(b)    REPORTS ON FORM 8-K

       The Companies filed a Form 8-K with the Securities and Exchange Commission on October 8, 1999 regarding a change in certifying accountant.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

The Resort at Summerlin, Limited Partnership (Registrant)

  By: The Resort at Summerlin, Inc., a Nevada corporation, its general partner

         Date: November 15, 1999                       By: /s/ Brian McMullan
                                                       ----------------------
                                                       Brian McMullan
                                                       Its: President and Chief
                                                       Executive Officer
                                                       (Principal Executive
                                                       Officer)

         Date: November 15, 1999                       By: /s/ John J. Tipton
                                                       ----------------------
                                                       John J. Tipton
                                                       Its: Sr. Vice President, Chief
                                                       Financial Officer and
                                                       General Counsel, The
                                                       Resort at Summerlin, Inc.,
                                                       General Partner (Principal
                                                       Financial Officer)

         The Resort at Summerlin, Inc.
         (Registrant)

         Date: November 15, 1999                       By: /s/ Brian McMullan
                                                       ----------------------
                                                       Brian McMullan
                                                       Its: President and Chief
                                                       Executive Officer
                                                       (Principal Executive
                                                       Officer)

         Date: November 15, 1999                       By: /s/ John J. Tipton
                                                       ----------------------
                                                       John J. Tipton
                                                       Its: Sr. Vice President, Chief
                                                       Financial Officer and General Counsel
                                                       (Principal Financial Officer)